Form 10-Q
period 2004-10-02
Wornick CO
filed 2004-11-16
CIK 1302977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:

The Wornick Company

(Exact name of registrant as specified in its charter)

Delaware	30-0225741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10825 Kenwood Road, Cincinnati, Ohio	42542
(Address of principal executive offices)	(Zip Code)

(513) 794-9800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

On November 16, 2004, one share of Registrant’s common stock was outstanding.

THE WORNICK COMPANY

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet at December 31, 2003 and October 4, 2004

Consolidated Statements of Income for the Quarterly and Nine-Month Periods Ended October 4, 2003 and October 2, 2004

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended October 4, 2003 and October 2, 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

THE WORNICK COMPANY

CONSOLIDATED BALANCE SHEET

	The Wornick Company Nevada	The Wornick Company Delaware
	Predecessor	Successor
	December 31, 2003	October 2, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,290,667	$385,118
Investments	8,993,000	—
Trade accounts receivable	14,686,678	13,804,595
Inventories	20,050,043	22,270,218
Prepaid expenses and other current assets	1,086,400	695,251
Notes receivable, current portion	1,532,647	—
Total current assets	51,639,435	37,155,182
Property and equipment, net	21,717,606	30,116,125
Goodwill	10,856,253	78,202,197
Intangible assets	—	22,996,354
Notes receivable, excluding current portion	1,102,527	—
Other noncurrent assets	1,392,876	5,172,856
Total assets	$86,708,697	$173,642,714
Liabilities and Stockholder’s Equity
Current liabilities
Book overdraft	$747,665	$206,475
Current maturities of long-term debt	2,494,819	—
Trade accounts payable	2,241,206	5,826,685
Accrued expenses	6,910,792	1,893,905
Accrued interest	—	3,398,438
Total current liabilities	12,394,482	11,325,503
Accrued stock compensation	13,827,478	—
Accrued incentive compensation	833,269	—
Long-term debt, excluding current maturities	2,498,519	125,000,000
Total liabilities	29,553,748	136,325,503
Commitments and Contingencies
Stockholder’s equity
Common stock $0.01 par value; 10,000,000 shares authorized (Predecessor)/1,000 shares authorized (Successor); 5,000,000 shares issued and outstanding (Predecessor)/1 share issued and outstanding (Successor)	50,000	—
Additional paid-in capital	33,637,668	37,500,000
Unearned shares of Employee Stock Ownership Trust	(10,163,571)	—
Retained earnings (accumulated deficit)	33,630,852	(182,789)
Total stockholder’s equity	57,154,949	37,317,211
Total liabilities and stockholder’s equity	$86,708,697	$173,642,714

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	The Wornick Company
	Quarterly Period		Nine-Month Period
	July 6, 2003 through October 4, 2003	July 1, 2004 through October 2, 2004	January 1, 2003 through October 4, 2003	January 1, 2004 through June 30, 2004	July 1, 2004 through October 2, 2004
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$45,920,458	$51,077,176	$233,383,359	$80,923,839	$51,077,176
Cost of sales	35,468,647	43,422,124	189,715,825	67,752,882	43,422,124
Gross profit	10,451,811	7,655,052	43,667,534	13,170,957	7,655,052
Selling, general and administrative expenses	3,857,518	4,237,990	17,757,282	12,458,600	4,237,990
Operating profit	6,594,293	3,417,062	25,910,252	712,357	3,417,062
Other (expense) income
Interest expense	(52,418)	(3,597,165)	(429,191)	(99,791)	(3,597,165)
Interest income	2,677	32,422	98,182	506,553	32,422
Other income (expense), net	339,345	(13,159)	1,025,997	369,274	(13,159)
Total other (expense) income	289,604	(3,577,902)	694,988	776,036	(3,577,902)
Income/(loss) before income taxes	6,883,897	(160,840)	26,605,240	1,488,393	(160,840)
Income tax expense	141,776	21,949	409,532	41,052	21,949
Net income/(loss)	$6,742,121	$(182,789)	$26,195,708	$1,447,341	$(182,789)

Pro forma income data (unaudited)
Income before income taxes	$6,883,897		$26,605,240	$1,488,393
Pro forma income tax expense	2,793,136		10,300,147	949,825
Pro forma net income	$4,090,761		$16,305,093	$538,568

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Wornick Company
	Nine-Month Period
	January 1, 2003 through October 4, 2003	January 1, 2004 through June 30, 2004	July 1, 2004 through October 2, 2004
	(Predecessor)	(Predecessor)	(Successor)
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$26,195,708	$1,447,341	$(182,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,906,850	1,386,904	864,329
Amortization of intangible assets	—	—	1,173,645
Amortization of inventory step-up	—	—	1,767,037
Amortization of debt issuance cost	—	—	150,054
Deferred income tax expense	181,500	—	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	3,507,947	2,344,292	—
Compensation expense for stock options	5,364,485	713,433	—
Other stock-based compensation expense	—	3,266,814	—
Stock compensation plans	833,269	(4,270,995)	—
Changes in assets and liabilities, net of acquisitions
Trade accounts receivable	(1,118,397)	1,189,462	(13,804,595)
Inventories	(2,574,494)	(4,693,075)	3,025,521
Prepaid expenses and other current assets	(49,475)	162,149	(695,251)
Other noncurrent asset	(4,370)	(56,901)	(18,132)
Trade accounts payable	(1,651,291)	(1,961,207)	5,826,685
Accrued liabilities	(1,451,589)	—	5,292,343
Other payable	(273,347)	—	—
Net cash provided by (used in) operating activities	30,866,796	(471,783)	3,398,847
Cash flows from investing activities
Payments received on notes receivable	557,874	610,100	—
Proceeds from the sale of investments	3,000,000	19,988,514	—
Purchases of investments	(2,000,000)	(30,007,514)	—
Business acquired	—	—	(165,060,252)
Capital expenditures	(9,941,062)	(2,382,720)	(659,952)
Net cash used in investing activities	(8,383,188)	(11,791,620)	(165,720,204)
Cash flows from financing activities
Change in book overdrafts	2,257,229	243,027	206,475
Net (decrease) increase in the line of credit	(9,400,000)	8,700,000	—
Proceeds from issuance of long-term debt	61,653	—	125,000,000
Proceeds from the issuance of common stock	—	—	37,500,000
Principal payments on long-term debt	(1,767,130)	(629,305)
Net cash (used in) provided by financing activities	(8,848,248)	8,313,722	162,706,475
Net increase (decrease) in cash and cash equivalents	13,635,360	(3,949,681)	385,118
Cash and cash equivalents
Beginning of period	1,042,371	5,290,667	—
End of period	$14,677,731	$1,340,986	$385,118

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Business Description

The Wornick Company, a Delaware corporation (the “Company” or “Successor”), an acquisition vehicle formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C., entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation.  The Assets Purchase and Sale Contract was consummated on June 30, 2004, and resulted in the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries.

The Company produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense and commercial customers, as well as for its own consumer-branded products.

2.                          Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual amounts could differ from these estimates.  These unaudited interim consolidated financial statements should be read in conjunction with the Predecessor’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Registration Statement on Form S-4 (File No. 333-119336) filed with the Securities and Exchange Commission.

As discussed in Note 1 above, the Assets Purchase and Sale Contract was consummated on June 30, 2004.  As such, the financial information presented represents: (i) the Consolidated Balance Sheet of the Predecessor at December 31, 2003 and the Consolidated Balance Sheet of the Successor at October 2, 2004, (ii) the Consolidated Statements of Income of the Predecessor for the quarterly and nine-month periods ended October 4, 2003, (iii) the Consolidated Statement of Income of the Predecessor for the six-month period ended June 30, 2004 and the Consolidated Statement of Income of the Successor for the quarterly period ended October 2, 2004, (iv) the Consolidated Statement of Cash Flows of the Predecessor for the nine-month period ended October 4, 2003 and (v) the Consolidated Statement of Cash Flows of the Predecessor for the six-month period ended June 30, 2004 and the Consolidated Statement of Cash Flows of the Successor for the quarterly period ended October 2, 2004.

The Successor has conformed its interim accounting periods to those of the Predecessor.  As such, its fiscal interim period began on July 4, 2004 and ended on October 2, 2004.  For financial reporting purposes, the operating activity of the Successor for the period from July 1, 2004 through July 3, 2004 is included in the results of the period ended October 2, 2004. Its impact was not significant as operations were substantially shut down during the period from July 1, 2004 through July 3, 2004 to accommodate the closing of the June 30, 2004 acquisition.

For the purpose of these financial statements, references to the quarterly period ended October 4, 2003, include the period from July 6, 2003 through October 4, 2003 and references to the nine-month period ended October 4, 2003, include the period from January 1, 2003 through October 4, 2003.  In addition, references to the quarterly period ended October 2, 2004, include the period from July 1, 2004 through October 2, 2004.  For presentation purposes, references to the nine-month period ended October 2, 2004, reflect the results of operations of the Predecessor for the period from January 1, 2004 through June 30, 2004, and the results of operations of the Successor for the period from July 1, 2004 through October 2, 2004.

3.                          Acquisition

On June 30, 2004 (the “Acquisition Date”), pursuant to the Assets Purchase and Sale Contract described above in Note 1, the Company acquired all of the operating assets of the Predecessor.  The acquisition was financed through a combination of debt and equity issuances.  The purchase price of $165.1 million included approximately $10.1 million of transaction costs.  Goodwill of $78.2 million represented the excess of the acquisition costs over the estimated fair value of the identifiable assets acquired.  The identifiable intangible assets relate to the value of existing long-term customer supply contracts in place at the acquisition date.  The purchase price has been allocated to the assets acquired in accordance with the purchase method of accounting as follows:

Inventory	$27,062,776
Property and equipment, net	30,320,502
Intangible assets	24,170,000
Goodwill	78,202,197
Deferred debt issuance costs	3,855,000
Other noncurrent assets	1,449,777
$165,060,252

In financing the acquisition, the Company received $165.5 million of proceeds from debt and equity financing, including a $ 3.0 million advance on the working capital line.

Summary selected pro forma information as though the transaction were completed at the beginning of the respective period presented (and as though the Company were taxed as a C-corporation) is as follows (in thousands):

	Nine-month Period Ended October 4, 2003	Six-month Period Ended June 30, 2004	Quarterly Period Ended October 2, 2004
	(In thousands)
	(Predecessor)	(Predecessor)	(Successor)
Net sales	$233,383	$80,924	$51,077
Net income (loss)	6,572	(5,950)	(183)

4.                          Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	Predecessor	Successor
	December 31, 2003	October 2, 2004
		(unaudited)

Raw materials	$13,226,080	$13,902,043
Work in process	1,272,545	1,441,526
Finished goods	5,551,418	6,926,649
	$20,050,043	$22,270,218

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	Predecessor	Successor
	December 31, 2003	October 2, 2004
		(unaudited)

Leasehold improvements	$2,995,982	$1,827,532
Machinery and equipment	24,543,406	19,262,075
Office equipment, fixtures and vehicles	2,687,186	4,378,039
Construction in progress	4,795,341	5,512,808
	35,021,915	30,980,454
Less: Accumulated depreciation and amortization	(13,304,309)	(864,329)
	$21,717,606	$30,116,125

5.                          Intangible Assets

In connection with the acquisition described in Note 3, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the acquisition date.  The original value of these contracts was $24,170,000 and their useful lives range from three to eight years.  Expenses related to amortization of intangible assets for the period from July 1, 2004 through October 2, 2004 amounted to $1,173,645.

Scheduled amortization of these assets is as follows:

October 3, 2004 through December 31, 2004	$1,173,644
2005	4,694,580
2006	4,694,580
2007	4,627,918
2008	4,856,248
Thereafter	2,949,384
$22,996,354

6.                          Notes Payable and Long-Term Debt

At December 31, 2003, the Predecessor had debt facilities of $10.0 million and $16.0 million pursuant to revolving loan agreements.  Such revolving loan agreements were subject to borrowing base limitations and bore interest at The Wall Street Journal’s prime rate (4.00% at December 31, 2003) and were set to expire on August 28, 2004.  There was no outstanding balance at December 31, 2003.  As described further below, in connection with the acquisition these revolving loan agreements were replaced with separate $15.0 million and $10.0 million revolving loan facilities with the same lender.

A summary of long-term debt at December 31, 2003 and October 2, 2004 is as follows:

	Predecessor	Successor
	December 31, 2003	October 2, 2004
		(unaudited)

Note payable to a bank in quarterly installments of $618,095 plus interest (4.25% at December 31, 2003); due 2005	$4,944,763	$—
Note payable to a third party in monthly installments of $1,868 plus interest (4.00% at December 31, 2003); due in 2006	48,575	—

10-7/8% senior secured notes; due 2011	—	125,000,000
	4,993,338	125,000,000
Less: Current maturities	2,494,819	—
Long-term debt, excluding current maturities	$2,498,519	$125,000,000

In connection with the financing of the acquisition described in Note 3, the Company issued $125,000,000 10-7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides the Company $15,000,000 of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10,000,000 becoming available upon certain events.  Amounts outstanding under the Revolving Loan Agreements ($0 at October 2, 2004) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (4.75% at October 2, 2004) as published daily by The Wall Street Journal.  Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company.  The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes.  In connection with completing the acquisition, the Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Successor.  There are no amounts outstanding under the revolving loan agreement at October 2, 2004.

The senior secured notes are collateralized by substantially all assets and other property of the Company.  The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement.  Interest on the senior secured notes is payable semi-annually. Interest expense on the senior secured notes and revolving credit facilities for the quarterly period ended October 2, 2004 amounted to $3,548,493 and $48,672, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement.  The Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations.

7.                          Income Taxes

In connection with the transaction discussed in Note 1, the Successor entity will be taxed as a C- Corporation whereas the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.  The Company has not recorded any federal tax benefits related to the operating loss for the quarterly period ended October 2, 2004 as management believes that it is more likely than not that these tax benefits may not be realizable based upon the existing uncertainty regarding whether the Company will generate future taxable income due to the additional charges related to amortization of intangible assets, debt issuance costs, and goodwill.  However, the cumulative amount of the net operating losses and the related deferred tax benefit are not significant.

8.                          Operating Segment Information

The Company has two operating segments: Right Away Division (“RAD”) and Prepared Foods Division (“PFD”).  RAD is located in Texas and primarily sells its product to the U.S. Department of Defense.  PFD is located in Ohio and also sells directly to the U.S. Department of Defense as well as to commercial branded food companies and inter-segment sales to RAD.  Management evaluates segment performance based on several factors, including operating profit.

Consistent with the predecessor Company’s internal management reporting, corporate operations for the predecessor Company include investment and interest income, compensation expense for The Wornick Company (Predecessor) Employee Stock Ownership Trust (“ESOT”), stock options and other stock-based compensation expense and overhead costs.  Corporate assets primarily include investments in subsidiary guarantors (which are eliminated in consolidation), other investments and goodwill.  Other significant noncash items include compensation expense for ESOT shares released and committed to be released as well as compensation expense related to stock options and other stock-based compensation plans.

The Company’s sales by product line for the periods indicated are as follows (in thousands):

	Quarterly Period Ended		Nine-Month Period Ended
			January 1 to October 4, 2003	January 1 to June 30, 2004	July 1 to October 2, 2004
	October 4, 2003	October 2, 2004
(in thousands)
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)
Meals Ready-to-Eat	$27,661	$27,860	$114,317	$39,078	$27,860
Unitized Group Rations	7,005	12,051	70,665	24,518	12,051
Tray-Pack	3,852	1,847	19,082	2,410	1,847
Co-manufactured	6,653	5,533	20,634	10,329	5,533
Branded	694	1,469	1,503	2,359	1,469
Other	55	2,317	7,182	2,230	2,317
	$45,920	$51,077	$233,383	$80,924	$51,077

During the quarter ended October 2, 2004 and October 4, 2003, the Company had one major customer, which accounted for approximately $41,758,000 and $38,518,000, or 81.8% and 83.9% of net revenue, respectively.  Approximately $10,220,000, or 74.0%, and $9,702,000, or 73.2%, of net receivables, respectively, were attributed to this customer.

Unaudited reportable operating segment financial information for the quarterly and nine-month periods ended October 4, 2003 and October 2, 2004, is as follows (in thousands):

	(unaudited)
Operating Segments	Trade Revenue	Inter-segment Revenue	Operating Profit

Right Away Division
Quarterly period ended October 4, 2003 (Predecessor)	$33,803	$—	$3,976
Quarterly period ended October 2, 2004 (Successor)	40,886	—	2,985
Prepared Foods
Quarterly period ended October 4, 2003 (Predecessor)	12,117	13,078	2,135
Quarterly period ended October 2, 2004 (Successor)	10,191	13,505	1,646
Corporate
Quarterly period ended October 4, 2003 (Predecessor)	—	—	483
Quarterly period ended October 2, 2004 (Successor)	—	—	(173)
Eliminations
Quarterly period ended October 4, 2003 (Predecessor)	—	(13,078)	—
Quarterly period ended October 2, 2004 (Successor)	—	(13,505)	(1,041)
Total Company
Quarterly period ended October 4, 2003 (Predecessor)	45,920	—	6,594
Quarterly period ended October 2, 2004 (Successor)	51,077	—	3,417

	(unaudited)
Operating Segments	Trade Revenue	Inter-segment Revenue	Operating Profit	Total Assets

Right Away Division
January 1, 2003 to October 4, 2003 (Predecessor)	$190,888	$—	$21,191	$40,146
January 1, 2004 to June 30, 2004 (Predecessor)	65,267	—	4,274
July 1, 2004 to October 2, 2004 (Successor)	40,886	—	2,985	33,278

Prepared Foods
January 1, 2003 to October 4, 2003 (Predecessor)	42,495	59,129	14,983	35,837
January 1, 2004 to June 30, 2004 (Predecessor)	15,657	19,816	4,413
July 1, 2004 to October 2, 2004 (Successor)	10,191	13,505	1,646	62,921

Corporate
January 1, 2003 to October 4, 2003 (Predecessor)	—	—	(10,264)	17,896
January 1, 2004 to June 30, 2004 (Predecessor)	—	—	(7,975)
July 1, 2004 to October 2, 2004 (Successor)	—	—	(173)	167,338

Eliminations
January 1, 2003 to October 4, 2003 (Predecessor)	—	(59,129)	—	(6,140)
January 1, 2004 to June 30, 2004 (Predecessor)	—	(19,816)	—
July 1, 2004 to October 2, 2004 (Successor)	—	(13,505)	(1,041)	(89,894)

Total Company
January 1, 2003 to October 4, 2003 (Predecessor)	233,383	—	25,910	87,739
January 1, 2004 to June 30, 2004 (Predecessor)	80,924	—	712
July 1, 2004 to October 2, 2004 (Successor)	51,077	—	3,417	173,643

9.                          Condensed Consolidating Financial Information

In connection with the financing of the acquisition described in Note 3, the Company issued $125,000,000 of Senior Secured Notes due 2011 (the “Senior Secured Notes”).  These notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933, to institutional accredited investors and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933.  As required by a registration rights agreement entered into in connection with the issuance of the original Senior Secured Notes, on September 28, 2004 the Successor filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to an exchange offer (the “Exchange Offer”) by which the original Senior Secured Notes will be exchanged for new Senior Secured Notes.  This registration statement became effective on October 29, 2004. The terms of the new Senior Secured Notes are identical in all material respects to the original Senior Secured Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights related to the original Senior Secured Notes.  The Exchange Offer was launched on October 29, 2004 and unless voluntarily extended by the Company will be completed on November 30, 2004.  The Senior Secured Notes are general obligations of the Successor and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior secured basis by each of the Successor’s present and future subsidiaries.

The following information presents the unaudited condensed consolidating balance sheet for the Successor at October 2, 2004, the unaudited condensed consolidating statement of income (quarterly and nine-month) and statement of cash flows data (nine-month) for the Predecessor and the unaudited condensed consolidated statements of income and cash flow data for the six-month period from January 1, 2004 through June 30, 2004 of the Predecessor and the period from July 1, 2004 through October 2, 2004 of the Successor.

Condensed consolidated balance sheet at October 2, 2004 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$199,492	$185,626	$—	$385,118
Accounts receivable – Trade	4,736,658	9,067,937	—	13,804,595
Accounts receivable – Inter-Company	3,756,318	—	(3,756,318)	—
Prepaids	268,224	427,027	—	695,251

Inventory
Raw materials	4,854,230	6,766,102	—	11,620,332
Work-in process		4,581,415	—	4,581,415
Finished goods	5,383,511	1,725,808	(1,040,848)	6,068,471
Total inventories	10,237,741	13,073,325	(1,040,848)	22,270,218
Total current assets	19,198,433	22,753,915	(4,797,166)	37,155,182
Investments in Subsidiaries	27,399,449	—	(27,399,449)	—
Property and equipment, net	23,328,418	6,787,707	—	30,116,125
Goodwill	78,202,197	—	—	78,202,197
Intangible assets	19,402,187	3,594,167	—	22,996,354
Other noncurrent assets	5,030,688	142,168	—	5,172,856
Total assets	$172,561,372	$33,277,957	$(32,196,615)	$173,642,714

Liabilities and Stockholder’s Equity
Liabilities
Current liabilities
Book overdraft	$206,475	$—	$—	$206,475
Account payable – Trade	4,275,264	1,551,421	—	5,826,685
Accounts payable – Inter-Company	110,343	3,645,975	(3,756,318)	—
Accrued liabilities	4,611,231	681,112	—	5,292,343
Total current liabilities	9,203,313	5,878,508	(3,756,318)	11,325,503
Long-term debt	125,000,000	—	—	125,000,000
Total liabilities	134,203,313	5,878,508	(3,756,318)	136,325,503

Stockholder’s equity
Common stock
Additional paid-in capital	37,500,000	26,624,729	(26,624,729)	37,500,000
Retained earnings (accumulated deficit)	858,059	774,720	(1,815,568)	(182,789)
Total stockholder’s equity	$38,358,059	27,399,449	(28,440,297)	37,317,211
Total liabilities and stockholder’s equity	$172,561,372	$33,277,957	$(32,196,615)	$173,642,714

Condensed consolidated statement of income for the quarterly period from July 6, 2003 through October 4, 2003 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$25,195,150	$33,803,299	$(13,077,991)	$45,920,458
Cost of sales	20,061,749	28,484,889	(13,077,991)	35,468,647
Gross profit	5,133,401	5,318,410	—	10,451,811
Selling, general and administrative expenses	2,515,139	1,342,379	—	3,857,518
Operating profit	2,618,262	3,976,031	—	6,594,293
Other income (expense)
Interest expense	(52,418)	—	—	(52,418)
Interest income	2,677	—	—	2,677
Executive/administration income (expense)	243,455	(243,455)	—	—
Other income, net	—	339,345	—	339,345
Equity in earnings of subsidiary guarantors	4,071,921	—	(4,071,921)	—
Total other income	4,265,635	95,890	(4,071,921)	289,604
Income before income taxes	6,883,897	4,071,921	(4,071,921)	6,883,897
Income tax expense	141,776	—	—	141,776
Net income	$6,742,121	$4,071,921	(4,071,921)	$6,742,121

Condensed consolidated statement of income for the quarterly period from July 1, 2004 through October 2, 2004 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$23,695,244	$40,886,565	$(13,504,633)	$51,077,176
Cost of sales	19,369,835	36,516,074	(12,463,785)	43,422,124
Gross profit	4,325,409	4,370,491	(1,040,848)	7,655,052
Selling, general and administrative expenses	2,852,984	1,385,006	—	4,237,990
Operating profit	1,472,425	2,985,485	(1,040,848)	3,417,062
Other income (expense)
Interest expense	(3,575,860)	(21,305)	—	(3,597,165)
Interest income	—	32,422	—	32,422
Executive/administration income (expense)	2,291,501	(2,291,501)	—	—
Other income (expense), net	(82,778)	69,619	—	(13,159)
Equity in earnings of subsidiary guarantors	774,720	—	(774,720)	—
Total other income (expense)	(592,417)	(2,210,765)	(774,720)	(3,577,902)
Income (loss) before income taxes	880,008	774,720	(1,815,568)	(160,840)
Income tax expense	21,949	—	—	21,949
Net income (loss)	$858,059	$774,720	$(1,815,568)	$(182,789)

Condensed consolidated statement of income for the nine-month period from January 1, 2003 through October 4, 2003 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$101,623,710	$190,888,999	$(59,129,350)	$233,383,359
Cost of sales	82,547,992	166,297,183	(59,129,350)	189,715,825
Gross profit	19,075,718	24,591,816	—	43,667,534

Selling, general and administrative expenses	14,356,192	3,401,090	—	17,757,282
Operating profit	4,719,526	21,190,726	—	25,910,252

Other income (expense)
Interest expense	(374,956)	(54,235)	—	(429,191)
Interest income	31,632	66,550	—	98,182
Executive/administration income (expense)	745,373	(745,373)	—	—
Other income, net	—	1,025,997	—	1,025,997
Equity in earnings of subsidiary guarantors	20,915,971	—	(20,915,971)	—
Total other income	21,318,020	292,939	(20,915,971)	694,988
Income before income taxes	26,037,546	21,483,665	(20,915,971)	26,605,240
Income tax (benefit) expense	(158,162)	567,694	—	409,532
Net income	$26,195,708	$20,915,971	$(20,915,971)	$26,195,708

Condensed consolidated statement of income for the six-month period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,730,107	(19,815,600)	67,752,882
Gross profit	6,634,412	6,536,545	—	13,170,957

Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,274,494	—	712,357

Other income (expense)
Interest expense	(95,403)	(4,388)	—	(99,791)
Interest income	483,029	23,524	—	506,553
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	276,362	—	369,274
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(187,502)	(4,086,992)	776,036
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393

Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of cash flows for the nine-month period from January 1, 2003 through October 4, 2003 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$26,195,708	$20,915,971	$(20,915,971)	$26,195,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,336,197	570,653	—	1,906,850
Equity in earnings of subsidiary guarantors	(20,915,971)	—	20,915,971	—
Deferred income tax expense	181,500	—	—	181,500
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	3,507,947	—	—	3,507,947
Compensation expense for stock options	5,364,485	—	—	5,364,485
Other stock-based compensation expense	833,269	—	—	833,269
Changes in assets and liabilities
Trade accounts receivable	824,397	(1,942,794)	—	(1,118,397)
Interdivisional receivables, net	(1,108,109)	1,108,109	—	—
Inventories	(52,522)	(2,521,972)	—	(2,574,494)
Prepaid expenses and other current assets	442,304	(491,779)		(49,475)
Other noncurrent asset	—	(4.370)	—	(4,370)
Trade accounts payable	(476,141)	(1,175,150)	—	(1,651,291)
Accrued expenses	(1,690,085)	238,496	—	(1,451,589)
Taxes payable	(6,635)	(266,712)	—	(273,347)
Net cash provided by operating activities	14,436,344	16,430,452	—	30,866,796

Cash flows from investing activities
Payments received on notes receivable	557,874	—	—	557,874
Proceeds from the sale of investments	1,000,000	2,000,000	—	3,000,000
Purchase of investments	(2,000,000)	—	—	(2,000,000)
Capital expenditures	(7,845,373)	(2,095,689)	—	(9,941,062)
Net cash used in investing activities	(8,287,499)	(95,689)	—	(8,383,188)

Cash flows from financing activities
Change in book overdrafts	1,020,376	1,236,853	—	2,257,229
Net decrease in the line of credit	(5,500,000)	(3,900,000)	—	(9,400,000)
Proceeds from issuance of long-term debt	—	61,653	—	61,653
Principal payments on long-term debt	(1,757,788)	(9,342)	—	(1,767,130)
Net cash used in financing activities	(6,237,412)	(2,610,836)	—	(8,848,248)
Net increase (decrease) in cash and cash equivalents	(88,567)	13,723,927	—	13,635,360

Cash and cash equivalents
Beginning of period	650,522	391,849	—	1,042,371
End of period	$561,955	$14,115,776	$—	$14,677,731

Condensed consolidated statement of cash flows for the six-month period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,806,992	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Taxes payable
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)

Cash flows from investing activities
Payments received on notes receivable	610,100	—	—	610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchase of investments	(30,007,514)	—	—	(30,007,514)
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash used in investing activities	(11,018,029)	(773,591)	—	(11,791,620)

Cash flows from financing activities
Change in book overdrafts	990,692	(747,665)	—	243,027
Net decrease in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash provided by (used in) financing activities	9,072,596	(758,874)	—	8,313,722
Net increase (decrease) in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)

Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows for the quarterly period from July 1, 2004 through October 2, 2004 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$858,059	$774,720	$(1,815,568)	$(182,789)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	495,000	369,329	—	864,329
Amortization of intangible assets	967,812	205,833	—	1,173,645
Amortization of inventory step-up	1,319,940	447,097	—	1,767,037
Amortization of debt issuance cost	150,054	—	—	150,054
Equity in earnings of subsidiary guarantors	(774,720)	—	774,720	—
Changes in assets and liabilities
Trade accounts receivable	(4,736,658)	(9,067,937)	—	(13,804,595)
Interdivisional receivables, net	(3,756,318)	—	3,756,318	—
Inventories	(139,282)	2,123,955	1,040,848	3,025,521
Prepaid expenses and other current assets	(268,224)	(427,027)	—	(695,251)
Other noncurrent asset	(15,837)	(2,295)	—	(18,132)
Trade accounts payable	4,275,264	1,551,421	—	5,826,685
Interdivisional payables, net	110,343	3,645,975	(3,756,318)	—
Accrued liabilities	4,611,231	681,112	—	5,292,343
Net cash provided by operating activities	3,096,664	302,183	—	3,398,847

Cash flows from investing activities
Business acquired	(165,060,252)	—	—	(165,060,252)
Capital expenditures	(543,395)	(116,557)	—	(659,952)
Net cash used in investing activities	(165,603,647)	(116,557)	—	(165,720,204)

Cash flows from financing activities
Change in book overdrafts	206,475	—	—	206,475
Proceeds from borrowings	125,000,000	—	—	125,000,000
Proceeds from the issuance of common stock	37,500,000	—	—	37,500,000
Net cash provided by financing activities	162,706,475	—	—	162,706,475
Net increase (decrease) in cash and cash equivalents	199,492	185,626	—	385,118

Cash and cash equivalents
Beginning of period	—	—	—	—
End of period	$199,492	$185,626	$—	$385,118

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Company

We are the leading supplier of individual and group military field rations to the Department of Defense (the “DoD”). We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals, Ready-to-Eat, Unitized Group Rations-A and the polymeric trays used in the Unitized Group Rations-Heat & Serve program. Our customers also include Kraft Foods Inc., Gerber Products Company, Quaker Oats Company, the Canadian Ministry of Defense, retail stores including Walgreen Co., Wal-Mart Stores, Inc. and 7-Eleven, Inc., and grocery stores such as The Kroger Co., Publix Super Markets and Meijer.

The Transactions

On December 3, 2003, The Wornick Company, a Delaware corporation (the “Successor”), an acquisition vehicle formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C., entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation. The Assets Purchase and Sale Contract, as amended, provided for the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of their operating assets, and the assumption of certain of the liabilities of the Predecessor and its subsidiaries (the “Acquisition”). The gross purchase price for the Acquisition, which is subject to a post-closing purchase price adjustment, is $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent.  The Acquisition closed on June 30, 2004.

The Successor funded the Acquisition price and the related fees and expenses with the proceeds of its offering of 10 7/8% Senior Secured Notes due 2011 (the “Senior Secured Notes”) and the equity investments in TWC Holding LLC, the parent of the Successor, as follows:

•                  the purchase by the equity investors of Class A interests in TWC Holding LLC for $37.5 million in cash;

•                  the contribution by TWC Holding LLC to the capital of the Successor of all cash received by it from the equity investors; and

•                  gross proceeds to the Successor of $125 million from the issuance and sale of its Senior Secured Notes.

The closing of the offering of the Senior Secured Notes occurred simultaneously with the closing of the Acquisition, our new working capital facility (described below) and the other financing transactions described above.

As required by a registration rights agreement entered into in connection with the issuance of the original Senior Secured Notes, on September 28, 2004 we filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to an exchange offer (the “Exchange Offer”) by which the original Senior Secured Notes will be exchanged for new Senior Secured Notes.  This registration statement became effective on October 29, 2004. The terms of the new Senior Secured Notes are identical in all material respects to the original Senior Secured Notes (including principal amount, interest rate, maturity and guarantees), except for certain transfer restrictions and registration rights related to the Senior Secured Notes.  The Exchange Offer was launched on October 29, 2004 and unless voluntarily extended by us will be completed on November 30, 2004.  The Senior Secured Notes are general obligations of the Successor and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior secured basis by each of the Successor’s present and future subsidiaries.

We entered into a new senior secured revolving working capital credit facility of up to $25 million concurrently with the closing of the Acquisition and the offering. We have the option to pay interest on amounts borrowed under the facility at an annual adjustable interest rate calculated in accordance with the applicable promissory note.

We refer to the Acquisition, the offering, our entering into the new working capital facility and the other financing transactions described above collectively as the “Transactions.”

Results of Operations

Comparison of the quarter ended October 2, 2004 to the quarter ended October 4, 2003

Net Sales.  Our net sales for the quarter ended October 2, 2004 were $51.1 million, representing an increase of $5.2 million, or 11.2%, compared to net sales of $45.9 million for the quarter ended October 4, 2003. The increase in net sales resulted primarily from a $4.5 million increase in sales to the DoD ($5.0 million increase in sales of Unitized Group Rations-A (UGR-As), $1.5 million increase in MREs and a $2.0 million reduction in Tray Pack).  Sales to the Canadian DND increased by $856,000, due to contract timing, and Brand sales increased by $737,000.  Partly offsetting these increases were a reduction in Co-manufacturing sales of $1.2 million due mainly to cessation of a product line by one of our co-manufacturing customers in the forth quarter 2003.

Gross Profit.  Our gross profit for the quarter ended October 2, 2004 was $7.7 million, representing a decrease of $2.8 million, or 26.8%, compared to gross profit of $10.5 million for the quarter ended October 4, 2003. As a percentage of net sales, our gross profit was 15.1% and 22.9% for the quarter ended October 2, 2004 and the quarter ended October 4, 2003, respectively.  A non-operating charge of $1.8 million of amortization of inventory step-up charges adversely impacted gross profit for the period.  The inventory step-up charges were related to the application of purchase accounting which required us to value the inventory at fair market value as opposed to “cost  to produce” as of the date of acquisition.  After taking this into account, we experienced a $1.0 million reduction in gross profit from operations.  Gross profit on sales to the DoD decreased by $1.8 million (UGRA decreased by $584,000 due to competitive pressure on OCONUS shipments, MRE decreased by $1.1 million due to a higher percentage of add-on volume relative to base contract volumes, and Tray Pack decreased by $165,000 due to reduction in volume).  Gross profit on Co-manufacturing increased by $792,000 and gross profit on Branded sales increased by $60,000.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the quarter ended October 2, 2004 were $4.2 million, representing an increase of approximately $380,000, or 9.9%, compared to selling, general and administrative expenses of $3.9 million for the quarter ended October 4, 2003. This increase was primarily attributable to the application of purchase accounting to the acquisition completed on June 30, 2004, which resulted in a charge of approximately $1.2 million relating to the additional amortization of intangible assets which was recorded under selling general and administrative expenses.  The increase attributable to amortization expense was partly offset by charges recorded in the third quarter of 2003 relating to value of shares of the Predecessor committed to be released to the ESOT, which charges did not recur in the third quarter of 2004.  Selling, general and administrative expenses were 8.3% of net sales for the quarter ended October 2, 2004 as compared to 8.4% in the quarter ended October 4, 2003.

Operating Profit.  Our profit from operations was approximately $3.4 million for the quarter ended October 2, 2004, representing a decrease of $3.2 million, or 48.2%, compared to a profit of $6.6 million for the quarter ended October 4, 2003. This decrease in profit from operations resulted from increased amortization of intangible assets of approximately $1.2 million, which was recorded under selling, general and administrative expenses as described above, and the increased inventory step-up charges of approximately $1.8 million described above.

Interest Expense.  Our interest expense for the quarter ended October 2, 2004 was approximately $3.6 million, representing an increase of approximately $3.5 million compared to interest expense of approximately $52,000 for the quarter ended October 4, 2003. The increase in interest expense resulted from the issuance of the $125 million principal amount of our long-term debt, which accounts for approximately $3.4 million of interest expense, approximately $150,000 in bond cost amortization and $49,000 in interest expense related to borrowings under our line of credit.

Interest Income.  Our interest income for the quarter ended October 2, 2004 was approximately $32,000, representing an increase of approximately $29,000 compared to interest income of approximately $3,000 for the quarter ended October 4, 2003. The increase in interest income resulted from interest on late government payments for trade receivables which were delayed by government system problems (resulting from the installation of new payment system software).

Other Income (Expense), Net.  Our other income (expense), net for the quarter ended October 2, 2004 was approximately $(13,000), representing a decrease of approximately $352,000 compared to other income (expense), net of approximately $339,000 for the quarter ended October 4, 2003.  The decrease in other income was partially the result of the reduction of $100,000 of U.S. government payments from the Value Engineering Change program (the “VE program”).  The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the DSCP. Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the Defense Supply Center, Philadelphia, which is responsible for the procurement of military field rations for the DoD, of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal. Other income was also impacted by $85,000 relating to management and trustee fees as well as the settlement of U.S. government contracts entered into in prior periods, at an amount less than the reserved amount, which resulted in additional income of approximately $189,000 in the third quarter of 2003. These contract liabilities have no impact on our financial statements for the third quarter of 2004 or for future periods, as the liabilities were not assumed as part of the acquisition.

Income Tax Expense.  The provision for state and local income taxes in the quarter ended October 2, 2004 was approximately $22,000, (Blue Ash location) compared to approximately $142,000 for the quarter ended October 4, 2003. The Company has not recorded federal tax benefits related to the operating loss for the quarter ended October 2, 2004 as management believes that it is more likely than not that these tax benefits may not be realizable based upon the existing uncertainty regarding whether the Company will generate future taxable income due to the additional charges related to amortization of intangible assets, debt issuance costs, and goodwill.

Net Income (Loss).  As a result of the foregoing, we incurred a net loss of approximately $183,000 for the quarter ended October 2, 2004, representing a decrease in net income of $6.9 million compared to net income of $6.7 million in the quarter ended October 4, 2003.

Comparison of the unaudited pro forma nine months ended October 2, 2004 to the nine months ended October 4, 2003

As a result of the June 30, 2004 transaction described above, we do not have financial information for the Successor for the nine-month period ended October 2, 2004.  In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period-to-period comparison, we have combined the current year Predecessor information with current year Successor information, as each were originally presented, on an unaudited pro forma combined basis.  The unaudited pro forma combined data and segment information consist of unaudited Predecessor information for the nine months ended October 4, 2003, the six-month period ended June 30, 2004 and unaudited Successor information for the quarter ended October 2, 2004.  The pro forma information for the nine-month period ended October 2, 2004 do not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on January 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on January 1, 2004.  The pro forma information was compiled as follows:

	Nine-Month Period Ended October 4, 2003	Six-Month Period Ended June 30, 2004	Quarterly Period Ended October 2, 2004	Pro Forma Nine-Month Period Ended October 2, 2004
	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	(unaudited)
	(in thousands)
Net sales	$233,383	$80,924	$51,077	$132,001
Gross profit	43,668	13,171	7,655	20,826
Selling, general and administrative expenses	(17,757)	(12,459)	(4,238)	(16,697)
Operating profit	25,910	712	3,417	4,129
Interest expense	(429)	(100)	(3,597)	(3,697)
Interest income	98	507	32	539
Other income (expense), net	1,026	369	(13)	356
Income tax expense	(410)	(41)	(22)	(63)
Net income (loss)	$26,196	$1,447	$(183)	$1,264

Net Sales.  Our net sales for the pro forma nine months ended October 2, 2004 were $132.0 million, representing a decrease of $101.4 million, or 43.4%, compared to net sales of $233.4 million for the nine months ended October 4, 2003. The decrease in net sales resulted primarily from a decrease in sales to the DoD by approximately $96.9 million.  This decrease was due mostly to higher military sales volumes in 2003 associated with surge production efforts to support the war in Iraq during the first two quarters of 2003, which were reduced in 2004. Co-manufacturing sales decreased by $4.8 million.  The discontinuation of one of our co-manufactured products resulted in a reduction of net sales by $6.9 million, which was partially offset by increases in sales of other co-manufacturing lines of $2.1 million.  Net sales of our branded business increased for the period by $2.3 million.

Gross Profit.  Our gross profit for the pro forma nine months ended October 2, 2004 was $20.8 million, representing a decrease of $22.8 million, or 52.3%, compared to gross profit of $43.7 million for the nine months ended October 4, 2003. The decrease in gross profit was due primarily to the decreased sales volumes in our military business and increased cost of additional amortization from the step-up in inventory charges of $1.8 million and fixed asset cost associated with the Acquisition.  As a percentage of net sales, our gross profit was 15.8% and 18.7% for the pro forma nine months ended October 2, 2004 and the nine months ended October 4, 2003, respectively, with the decrease related primarily to the higher military sales volumes in 2003 and amortization expense.

Selling, General and Administrative Expenses.  Our pro forma selling, general and administrative expenses for the nine months ended October 2, 2004 were $16.7 million, representing a decrease of $1.1 million, or 6.0%, compared to selling, general and administrative expenses of $17.8 million for the nine months ended October 4, 2003.  Selling, general and administrative expenses increased to 12.6% of net sales for the pro forma nine months ended October 2, 2004 from 7.6% of net sales for the nine months ended October 4, 2003. This increase was primarily attributable to increased costs associated with the acquisition and the application of purchase accounting to the acquisition, which resulted in a charge of approximately $1.2 million relating to the amortization of intangible assets, which was recorded under selling, general and administrative expenses.

Operating Profit.  Our pro forma profit from operations was approximately $4.1 million for the pro forma nine months ended October 2, 2004, representing a decrease of $21.8 million compared to operating profit of $25.9 million for the nine months ended October 4, 2003. The decrease in operating profit resulted from our return to non-surge production volumes, and the increase in cost of sales and selling, general and administrative expenses due to costs associated with the June 30, 2004 acquisition and charges of approximately $3.1 million related to the amortization of intangible assets and the step-up in inventory value noted above.  Operating profit decreased to 3.1% for the pro forma nine months ended October 2, 2004 as compared to operating profit of 11.1% for the nine months ended October 4, 2003 primarily due to decreased sales volume.

Interest Expense.  Our pro forma interest expense for the nine months ended October 2, 2004 was approximately $3.7 million, representing an increase of approximately $3.3 million, compared to interest expense of approximately $429,000 for the nine months ended October 4, 2003. The increase in interest expense was due to approximately $3.4 million in interest expense resulting from the issuance of the $125 million 10 7/8% Senior Secured Notes, $150,000 in amortization of bond issuance cost and $49,000 in interest expense relating to our working capital facilities.

Interest Income.  Our pro forma interest income for the nine months ended October 2, 2004 was approximately $539,000, representing an increase of approximately $441,000 compared to interest income of approximately $98,000 for the nine months ended October 4, 2003. The increase in interest income resulted primarily from the increased cash invested in short-term investments held by the Predecessor in the first six months of 2004 and interest on government receivables.

Other Income, Net.  Our pro forma other income for the nine months ended October 2, 2004 was approximately $356,000, representing a decrease of approximately $670,000, compared to other income of $1.0 million for the nine months ended October 4, 2003. This decrease in other income was a result of decreased government payments on the VE program of approximately $426,000. The remaining decrease is attributable to the settlement of U.S. government contracts entered into in prior periods, at an amount less than the reserved amount, which resulted in additional income of $189,000 in the third quarter of 2003.  These contract liabilities have no impact on our financial statements for the third quarter of 2004 or for future periods, as the liabilities were not assumed as part of the acquisition.

Income Tax Expense.  The pro forma provision for state and local income taxes for the nine months ended October 2, 2004 was approximately $63,000, or 4.7% of pro forma pretax income of $1.3 million, compared to approximately $410,000, or 1.5% of pretax income of $26.6 million, for the nine months ended October 4, 2003.

Net Income.  As a result of the foregoing, we had pro forma net income of approximately $1.3 million for the nine months ended October 2, 2004, representing a decrease of $24.9 million, or 95.2%, compared to $26.2 million for the nine months ended October 4, 2003.

Operating Segment Results

Comparison of the quarter ended October 2, 2004 to the quarter ended October 4, 2003

Net Sales.  Net sales for our Right Away Division (“RAD”) segment increased by $7.1 million due to an increase in sales to the DoD.  Net sales for our Prepared Foods Division (“PFD”) segment (excluding inter-segment sales of $13.5 million, which increased by $427,000) declined by $1.9 million due primarily to reductions in sales of tray-packs to the DoD of approximately $2.0 million.  The discontinuation of one of our co-manufactured products resulted in a reduction of net sales by $1.1 million, which was partially offset by increased sales in our branded product lines for the quarter ended October 2, 2004.

Operating Profit.  Profit from operations decreased by $1.0 million for the RAD segment.  The pricing pressure on UGR-A sales outside of the continental United States, changes in the mix between sales of add-on and base MRE cases, and the impact of the amortization of the step-up in inventory and intangible assets accounted for most of the decrease. Profit from operations decreased by approximately $489,000 for the PFD segment.  This decrease was primarily due to the charges related to amortization of the step-up of inventory and intangible assets, which were partially offset by increased sales of our co-manufacturing and branded products.

Comparison of the unaudited pro forma nine months ended October 2, 2004 to the nine months ended October 4, 2003

	Nine-Month Period Ended October 4, 2003	Six-Month Period Ended June 30, 2004	Quarterly Period Ended October 2, 2004	Pro Forma Nine-Month Period Ended October 2, 2004
	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	(unaudited)
	(in thousands)
Net sales
Right Away Division	$190,888	$65,267	$40,886	$106,153
Prepared Foods Division	101,624	35,473	23,696	59,169
Corporate	—	—	—	—
Eliminations	(59,129)	(19,816)	(13,505)	(33,321)
Total Company	$233,383	$80,924	$51,077	$132,001

Operating profit
Right Away Division	$21,191	$4,274	$2,985	$7,259
Prepared Foods Division	14,983	4,413	1,646	6,059
Corporate	(10,264)	(7,975)	(173)	(8,148)
Eliminations	—	—	(1,041)	(1,041)
Total Company	$25,910	$712	$3,417	$4,129

Net Sales.  Net sales for the RAD segment declined by $84.7 million due to decreased sales to the DoD.  Net sales for the PFD segment (excluding inter-segment sales of $33.3 million in the pro forma nine-month period ended October 2, 2004, which declined by $25.8 million) declined by $16.6 million. The decrease in PFD sales is attributable to the reduction of MRE and tray-pack sales to the DoD by approximately $25.8 million and $14.8 million, respectively, and decreased sales of commercial products by approximately $1.8 million.  The decrease in sales of our commercial products was mainly due to the discontinuation of a co-manufacturing product in the fourth quarter of 2003.

Operating Profit.  Profit from operations decreased by $13.9 million for the RAD segment primarily due to decreased sales to the DoD and a return to non-surge production, as well as to charges of $652,000 relating to amortization of inventory step-up and intangible assets.  Profit from operations decreased by $8.9 million for the PFD segment primarily due to decreased sales to the DoD, decreased inter-segment sales and the discontinuation of a co-manufacturing product line, as well as to charges of $2.3 million as relating to amortization of inventory step-up and intangible assets.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities and our capital expenditures for the nine months ended October 4, 2003, the six-month period ended June 30, 2004 and the quarterly period ended October 2, 2004:

	Nine months ended October 4, 2003	Six-Month Period Ended June 30, 2004	Quarterly Period Ended October 2, 2004
	Predecessor	Predecessor	Successor
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,867	$(472)	$2,258
Investing activities	(8,383)	(11,792)	(166,160)
Financing activities	(8,848)	8,314	162,706
Capital expenditures	(9,941)	(2,383)	(660)

Operating Activities. Net cash provided by (used in) operating activities was approximately $2.3 million, $(0.5) million and $30.9 million for the Successor quarterly period ended October 2, 2004, the six-month Predecessor period from January 1, 2004 to June 30, 2004 and the nine-month Predecessor period ended October 4, 2003, respectively.  Cash generated from operations decreased during the first nine months of 2004 compared to the Predecessor nine months ended October 4, 2003 due mostly to higher military sales volumes for the nine months ended October 4, 2003 associated with surge production to support the war in Iraq, which were subsequently reduced in 2004.  In addition, for the Predecessor six-month period ended June 30, 2004, the Predecessor used additional cash to make payments relating to settlement of certain stock options and stock-based compensation plans and to build inventories as required to meet military contract commitments.

Investing Activities. Net cash (used in) investing activities was $(166.2) million, $(11.8) million and $(8.4) million for the Successor quarterly period ended October 2, 2004, the Predecessor six months ended June 30, 2004 and the Predecessor nine months ended October 4, 2003, respectively. The increase in the Successor quarterly period ended October 2, 2004 was primarily the result of the acquisition, which accounts for approximately $165.5 million.  Significant investment activity during 2003 and the first two quarters of 2004 related to surge production and commercial product line projects and increased investments during the first and second quarters of 2004 in short-term investments, which did not recur in the third quarter of 2004.  Capital expenditures were $0.7 million, $2.4 million and $9.9 million for the periods ended October 2, 2004, June 30, 2004 and October 4, 2003, respectively.

Financing Activities. Net cash provided by (used in) financing activities was $162.7 million, $8.3 million and $(8.8) million for the Successor quarterly period ended October 2, 2004, the Predecessor six months ended June 30, 2004 and the Predecessor nine months ended October 4, 2003, respectively.  In the quarterly period ended October 2, 2004, the Company issued $125.0 million of Senior Secured Notes and received a capital contribution of approximately $37.5 million to fund the acquisition.  In the six-month period ended June 30, 2004, the Predecessor increased borrowings on its line of credit to fund capital projects and to build inventories, and generated additional cash through the liquidation of short-term investments.   Amounts used in financing activities during the nine months ended October 4, 2003 resulted from the short-term investment of cash generated by operations.

Long-Term Debt Expenditures

Immediately prior to the consummation of the Transactions on June 30, 2004, we had $13.0 million of debt outstanding.  Of this amount, approximately $4.2 million was related to the financing of the Predecessor’s Employee Stock Ownership Plan (with $2.4 million classified as current and $1.8 million classified as non-current)  and $8.7 million was owed under the Predecessor’s working capital facility.  We paid interest of approximately $49,000 during the quarterly period ended June 30, 2004.

In connection with the closing of the Transactions, our then-existing long-term debt was repaid, and we issued $125 million in Senior Secured Notes and entered into our new working capital facility. As a result, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis.  We incurred $3.5 million of interest expense relating to the Senior Secured Notes and our working capital facilities in the quarterly period ended October 2, 2004. To the extent we have borrowings outstanding under our new working capital facility, we will have additional cash interest payments.

The indenture governing the Senior Secured Notes, and our new working capital facility, impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition, our new working capital facility requires us to meet certain financial ratios and financial condition tests.

We expect our capital expenditures in 2004 to be approximately $6.5 million, primarily to support plant renewal, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility.  As of October 2, 2004, we had no borrowings under the working capital facility.  We have incurred approximately $31,000 in interest expense on the working capital facility since October 2, 2004.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes, payment to our suppliers and weekly reimbursement of group insurance claims. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations and our anticipated growth, we believe that the cash proceeds from the issuance of our Senior Secured Notes, our cash from operations and other available sources of liquidity will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since most of our purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. As a result, we generally do not hedge our exposure to foreign currency and commodity price risks (with the exception of foreign currency forward contracts which we enter into on occasion to manage certain exposures to fluctuations in foreign currency exchange rates for the Canadian dollar, the impact of which is not significant). We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.

We had exposure to variable rates on approximately $5.4 million of debt at December 31, 2003. A hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have decreased net income by approximately $54,000.  There was no significant change in our exposure to market risk during the nine months ended October 2, 2004.

Item 4.                                                           Controls and Procedures

Based on a recent evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things:

•                  our liquidity and capital resources;

•                  our contracts with the U.S. Government;

•                  the U.S. Department of Defense budget in general and U.S. military activity in particular;

•                  our co-manufacturing plans;

•                  competitive pressures and trends in our industry;

•                  prevailing interest rates;

•                  legal proceedings and regulatory matters;

•                  other risks related to our Senior Secured Notes (including the value of the collateral);

•                  statements with respect to the Transactions (as defined herein);

•                  general economic conditions; and

•                  our development and expansion plans and expectations for the future.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and may adversely affect us. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

None.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                           Other Information.

The Company was awarded an eight-year contract to supply UGR-A meals to the DoD effective July 19, 2004. The Company was one of four contractors awarded an eight-year contract for UGR-A and received the highest market share of the awarded contractors according to the estimated annual quantities provided by the DSCP for continental United States (“CONUS”) UGR-A sales. The contract includes specific CONUS military base destinations that the Company will serve exclusively for the eight-year period.  In addition, the Company will be eligible to bid for UGR-A requirements outside of the continental United States during the eight-year contract.

Item 6.                                                           Exhibits.

No.	Description
3.1*	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on November 24, 2003
3.2*	Bylaws of the Registrant
4.1*

Indenture, dated as of June 30, 2004, by and among the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation and U.S. Bank National Association

4.2*

Registration Rights Agreement, dated as of June 30, 2004, by and among the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation, Jefferies & Company, Inc. and CIBC World Markets Corp.

4.3*	Form of 10 7/8% Senior Secured Notes due 2011
4.4*	Form of Guarantee
10.1**	Contract No. SPM300-04-D-Z217 (UGR-A Contract), effective July 19, 2004, between Defense Supply Center Philadelphia and The Wornick Company Right Away Division, as modified
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*  Incorporated herein by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-119336) filed with the Commission on September 28, 2004.

** Incorporated herein by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-119336) filed with the Commission on October 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WORNICK COMPANY
(Registrant)

Date: November 16, 2004	By:	/s/ LARRY L. ROSE
Larry L. Rose
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2004	By:	/s/ JOHN F. MCQUAY
John F. McQuay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)