Form 10-Q
period 2005-04-02
Wornick CO
filed 2005-05-11
CIK 1302977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  January 1, 2005 to April 2, 2005

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

On May 11, 2005, one share of Registrant’s common stock was outstanding.

The Wornick Company

Part 1 – Financial Information

Item 1.	Financial Statements

The Wornick Company

Consolidated Balance Sheet

(Unaudited)

	December 31, 2004	April 2, 2005

Assets
Current assets
Cash and cash equivalents	$3,289,030	$—
Trade accounts receivable, net	13,856,294	12,541,445
Inventories	24,132,116	23,009,337
Prepaid expenses and other current assets	531,106	1,139,775
Deferred income taxes	269,998	269,998
Total current assets	42,078,544	36,960,555
Property and equipment, net	32,794,239	33,648,132
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	20,649,064
Other noncurrent assets	5,675,939	5,526,949
Total assets	$179,944,639	$174,357,907
Liabilities and Stockholder’s Equity
Current liabilities
Bank overdrafts	$—	$108,550
Trade accounts payable	6,167,826	5,882,964
Accrued expenses	3,122,446	3,684,047
Accrued interest	6,796,875	2,832,031
Taxes payable	51,950	52,070
Total current liabilities	16,139,097	12,559,662
Deferred income taxes	1,182,065	1,638,065
Long-term debt	125,000,000	125,000,000
Total liabilities	142,321,162	139,197,727
Commitments and Contingencies
Stockholder’s equity
Common stock $0.01 par value; 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Additional paid-in capital	37,646,400	37,602,480
Retained earnings	(22,923)	(2,442,300)
Total stockholder’s equity	37,623,477	35,160,180
Total liabilities and stockholder’s equity	$179,944,639	$174,357,907

The accompanying notes are an integral part of these consolidated financial statements.

The Wornick Company

Consolidated Statement of Operations

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2004 through April 3, 2004	January 1, 2005 through April 2, 2005
	(Predecessor)	(Successor)

Net sales	$36,102,631	$58,832,215
Cost of sales	29,752,876	52,383,525
Gross profit	6,349,755	6,448,690
Selling, general and administrative expenses	5,321,128	4,852,250
Operating profit	1,028,627	1,596,440
Other (expense) income
Interest expense	(49,860)	(3,573,917)
Interest income	205,534	33,781
Other income, net	200,112	80,439
Total other income (expense)	355,786	(3,459,697)
Income before income taxes	1,384,413	(1,863,257)
Income tax expense	27,352	556,120
Net income/(loss)	$1,357,061	$(2,419,377)

Pro forma income data (unaudited)
Income before income taxes	$1,384,413
Pro forma income tax expense	700,316
Pro forma net income	$684,097

The accompanying notes are an integral part of these consolidated financial statements.

The Wornick Company

Consolidated Statement of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2004 through April 3, 2004	January 1, 2005 through April 2, 2005
	(Predecessor)	(Successor)

Cash flows from operating activities
Net income (loss)	$1,357,061	$(2,419,377)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	680,370	947,794
Amortization of intangibles	—	1,173,646
Amortization of bond issuance cost	—	170,700
Deferred income tax expense	—	456,000
Compensation expense for Employee Stock
Ownership Trust shares released and committed to be released	1,156,435	—
Compensation expense for stock options	713,433
Other equity based compensation plans	309,859	(43,920)
Changes in assets and liabilities
Trade accounts receivable	6,003,663	1,314,849
Inventories	(1,300,875)	1,122,779
Prepaid expenses and other current assets	(18,650)	(608,669)
Other noncurrent asset	(12,799)	(21,710)
Trade accounts payable and accrued expenses	(1,916,728)	276,859
Accrued bond interest	—	(3,964,844)
Net cash provided by (used in) operating activities	6,971,769	(1,595,893)
Cash flows from investing activities
Payments received on notes receivable	346,678	—
Proceeds from the sale of investments	7,000,000	—
Purchase of investments	(17,015,154)	—
Capital expenditures	(1,183,888)	(1,801,687)
Net cash (used in) investing activities	(10,852,364)	(1,801,687)
Cash flows from financing activities
Change in book overdrafts	(588,115)	108,550
Net increase in the line of credit	1,000,000	—
Principal payments on long-term debt	(623,699)	—
Net cash (used in) provided by financing activities	(211,814)	108,550
Net (decrease) in cash and cash equivalents	(4,092,409)	(3,289,030)
Cash and cash equivalents
Beginning of period	5,290,667	3,289,030
End of period	$1,198,258	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Wornick Company

Notes to Unaudited Consolidated Financial Statements

1.                                      Organization and Basis of Presentation

The Wornick Company, a Delaware corporation (the “Company” or “Successor”), an acquisition vehicle formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C.(collectively “Veritas”), entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation, which was consummated on June 30, 2004, and resulted in the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries.

The Company produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense (“DoD”) and commercial customers, as well as for its own consumer-branded products.

2.                                      Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements, also referred to as our interim or unaudited "consolidated financial statements," have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual amounts could differ from these estimates.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934.

As discussed in Note 1 above, the Assets Purchase and Sale Contract was consummated on June 30, 2004.  As such, the unaudited financial information presented represents: (i) the Condensed Consolidated Balance Sheet of the Successor at December 31, 2004 and April 2, 2005, (ii) the Condensed Consolidated Statements of Operations of the Predecessor for the thirteen week period ended April 3, 2004, (iii) the Condensed Consolidated Statement of Operations of the Successor for the thirteen week period ended April 2, 2005, (iv) the Condensed Consolidated

Statement of Cash Flows of the Predecessor for the thirteen week period ended April 3, 2004 and (v) the Condensed Consolidated Statement of Cash Flows of the Successor for the thirteen week period ended April 2, 2005.

Certain items in the predecessor statement of operations have been reclassified to conform to current year presentations.  These reclassifications had no impact on previously reported net income or stockholder’s equity.

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
$165,035,252

In financing the acquisition, the Company received $165.5 million in proceeds from debt and equity financing, including a $3.0 million advance on a working capital facility.

Summary selected pro forma information of the Predecessor as though the transaction were completed at the beginning of the respective period presented (and as though the Company were taxed as a C-Corporation) is as follows:

(in thousands of dollars)	Thirteen Weeks Ended April 3, 2004

Net sales	$36,103
Net income (loss)	(2,580)

4.                                      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	December 31, 2004	April 2, 2005

Raw materials	$15,187,856	$15,766,499
Work in process	1,838,828	1,464,791
Finished goods	7,105,432	5,778,047
	$24,132,116	$23,009,337

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	December 31, 2004	April 2, 2005

Leasehold improvements	$1,771,322	$1,771,322
Machinery and equipment	26,166,475	27,668,252
Office equipment, fixtures and vehicles	2,395,476	2,430,094
Construction in progress	4,216,827	4,482,119
	34,550,100	36,351,787
Less: Accumulated depreciation and amortization	(1,755,861)	(2,703,655)
	$32,794,239	$33,648,132

Depreciation expense for the thirteen week periods ended April 3, 2004 and April 2, 2005 was $680,370 and $947,794, respectively.

5.                                      Intangible Assets

In connection with the acquisition described in Note 3, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date.  The original value of these contracts was $24,170,000 and their useful lives range from three to eight years.  Aggregate accumulated amortization of intangibles at December 31, 2004 and April 2, 2005 amounted to $2,347,290 and $3,520,936, respectively.  Expense related to amortization of intangible assets for the thirteen week period ended April 2, 2005, amounted to $1,173,646.

Scheduled amortization of these assets is as follows:

April 3, 2005 through December 31, 2005	$3,520,934
2006	4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
Thereafter	528,158
$20,649,064

6.                                      Notes Payable and Long-Term Debt

A summary of long-term debt at December 31, 2004 and April 2, 2005, is as follows:

	December 31, 2004	April 2, 2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$125,000,000

In connection with the financing of the acquisition described in Note 3, the Company issued $125.0 million 10-7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides the Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events.  Amounts outstanding under the Revolving Loan Agreements ($0 at December 31, 2004 and April 2, 2005) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% at December 31, 2004 and 5.75% at April 2, 2005) as published daily by The Wall Street Journal.  Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company and its subsidiaries.  The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes.  In connection with completing the acquisition, the Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Successor.  This amount was subsequently repaid prior to December 31, 2004.  As of April 2, 2005 we are in compliance with all covenants supporting our revolving loan agreement and our $125 million Senior Secured notes.

The senior secured notes are collateralized by substantially all assets and other property of the Company and its subsidiaries.  The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement.  Interest on the senior secured notes is payable semi-annually.  Interest expense on the senior secured notes and revolving loan facility for the thirteen week period ended April 2, 2005 amounted to $3,398,439 and $4,778, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement.  The Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations.  At April 2, 2005 we were in compliance with all financial covenants.

On February 11, 2005 our parent, TWC Holding LLC (the “Parent Company”) , and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their  13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the aggregate principal amount of $26,000,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and

TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because our Parent Company  is a holding company with no operations and has only its investment in the Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Company through 2011 will be required to service the Senior PIK notes.

The pro forma effect of the additional interest expense on our net income assuming the issuance of the Senior PIK notes took place at the beginning of the year would have resulted in interest expense to our direct parent TWC Holding of approximately $909,000 for the thirteen week period ended April 2, 2005.

7.                                      Income Taxes

In connection with the transactions described in Note 3, the Successor is taxed as a C-Corporation whereas, the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.

The Company provides for income taxes utilizing the asset liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period.  Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.  The Company has recorded a valuation allowance on deferred tax assets due to the indefinite reversal period related to goodwill.

8.                                      Successor Company Stock Compensation Plan

During the thirteen week period ended April 2, 2005 certain members of management terminated their employment with the Company and forfeited their Class B membership interests in the Company’s parent (TWC Holding LLC).  As such, previously recognized compensation expense in 2004 of approximately $78,000 was reversed in the period ended April 2, 2005 which resulted in a net compensation credit of approximately $44,000 for the period ended April 2, 2005 related to vesting provisions of these Class B membership interests.

In addition, on April 11, 2005 TWC Holding LLC issued additional Class B membership interests to recently retained senior management of the Company.  These class B membership interests will vest over a five year period.

9.                                      Operating Segment Information

The Company has two operating segments: the Right Away Division (“RAD”) and the Prepared Foods Division (“PFD”).  RAD is located in Texas and primarily sells its product to the U.S. Department of Defense.  PFD is located in Ohio and also sells directly to the U.S. Department of Defense as well as to commercial branded food companies and inter-segment sales to RAD.  Management evaluates segment performance based on several factors, including operating profit.

Consistent with the Predecessor’s internal management reporting, corporate operations for the Predecessor include investment and interest income, compensation expense for The Wornick Company (Predecessor) Employee Stock Ownership Trust (“ESOT”), stock options and other stock-based compensation expense and overhead costs.  Corporate assets primarily include investments in subsidiary guarantors (which are eliminated in consolidation), other investments and goodwill.  Other significant noncash items include compensation expense for ESOT shares released and committed to be released as well as compensation expense related to stock options and other stock-based compensation plans.

The Company’s sales by product line for the periods indicated are as follows (in thousands):

	Predecessor	Successor
(in thousands of dollars)	13 Week Period Ended April 3, 2004	13 Week Period Ended April 2, 2005
DoD Sales
Meals Ready-to-Eat (“MRE”)	$20,429	$33,693
Unitized Group Rations-A (“UGR-A”)	7,926	14,585
Tray-Pack	1,062	707
Military Other	205	541
Total DoD sales	29,622	49,526
Co-manufactured	5,030	8,204
Branded	851	852
Other	600	250
	$36,103	$58,832

During the thirteen week periods ended April 3, 2004 and April 2, 2005, the Company had one major customer, which accounted for approximately $29,622,000 and $49,526,000, or 82% and 84% of net revenue, respectively.  Approximately $7,124,000, or 82% and $9,369,000, or 75%, of net receivables were attributed to this customer at April 3, 2004 and April 2, 2005, respectively.

Unaudited reportable operating segment financial information for the thirteen week periods ended April 3, 2004 and April 2, 2005, is a follows (in thousands):

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
April 3, 2004 (Predecessor)	29,007,611	—	1,224,306	231,985	27,232,822	446,672
April 2, 2005 (Successor)	48,967,837	—	4,886,899	325,854	33,526,344	155,945

Prepared Foods
April 3, 2004 (Predecessor)	7,095,020	11,932,719	2,747,963	445,649	31,932,170	737,216
April 2, 2005 (Successor)	9,864,378	12,653,613	(2,236,284)	621,940	60,052,135	1,645,742

Corporate
April 3, 2004 (Predecessor)	—	—	(2,943,642)	2,736	83,510,956	—
April 2, 2005 (Successor)	—	—	(1,054,175)	—	111,521,825	—

Eliminations
April 3, 2004 (Predecessor)	—	(11,932,719)	—	—	(54,559,005)	—
April 2, 2005 (Successor)	—	(12,653,613)	—	—	(30,742,397)	—

Total Company
April 3, 2004 (Predecessor)	36,102,631	—	1,028,627	680,370	88,116,943	1,183,888
April 2, 2005 (Successor)	58,832,215	—	1,596,440	947,794	174,357,907	1,801,687

10.                               Condensed Consolidating Financial Information

The following information presents the unaudited condensed consolidating balance sheet of the Successor at April 2, 2005, the unaudited condensed consolidating statement of operations and statement of cash flows of the Predecessor for thirteen week period ended April 3, 2004 and the unaudited condensed consolidating statement of operations and statement of cash flows of the Successor for thirteen week period ended April 2, 2005.

Condensed consolidated balance sheet as of December 31, 2004 (unaudited):

	Successor
		Subsidiary
	Parent	Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	4,413,429	9,442,865	—	13,856,294
Interdivision receivables	4,822,266	—	(4,822,266)	—
Prepaid expenses and other current assets	246,316	284,790	—	531,106
Inventories	10,491,680	13,640,436	—	24,132,116
Deferred income taxes	269,998	—	—	269,998
Total current assets	21,329,163	25,571,647	(4,822,266)	42,078,544
Investments in subsidiary guarantors	28,579,956	—	(28,579,956)	—
Property and equipment, net	25,845,617	6,948,622	—	32,794,239
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	18,434,375	3,388,335		21,822,710
Other noncurrent assets	5,531,183	144,756	—	5,675,939
Total assets	$177,293,501	$36,053,360	$(33,402,222)	$179,944,639
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$4,556,681	$1,611,145	$—	$6,167,826
Interdivision payables	101,605	4,720,661	(4,822,266)	—
Accrued expenses	1,980,848	1,141,598	—	3,122,446
Accrued interest	6,796,875	—	—	6,796,875
Taxes payable	51,950	—	—	51,950
Total current liabilities	13,487,959	7,473,404	(4,822,266)	16,139,097

Deferred tax liabilities	$1,182,065	—	—	$1,182,065
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	139,670,024	7,473,404	(4,822,266)	142,321,162
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,646,400	26,624,729	(26,624,729)	37,646,400
Retained earnings	(22,923)	1,955,227	(1,955,227)	(22,923)
Total stockholder’s equity (deficit)	37,623,477	28,579,956	(28,579,956)	37,623,477
Total liabilities and stockholder’s equity	$177,293,501	$36,053,360	$(33,402,222)	$179,944,639

Condensed consolidated balance sheet as of April 2, 2005 (unaudited):

	Successor
		Subsidiary
	Parent	Guarantors	Eliminations	Total

Assets
Current assets
Trade accounts receivable	$3,492,226	$9,049,219	$—	$12,541,445
Interdivision receivables	1,191,291	—	(1,191,291)	—
Inventories	9,253,651	13,755,686	—	23,009,337
Prepaid expenses and other current assets	536,373	603,402	—	1,139,775
Deferred income taxes	269,998	—	—	269,998
Total current assets	14,743,539	23,408,307	(1,191,291)	36,960,555
Investments in subsidiary guarantors	29,551,106	—	(29,551,106)	—
Property and equipment, net	26,869,420	6,778,712	—	33,648,132
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	17,466,563	3,182,501		20,649,064
Other noncurrent assets	5,370,125	156,824	—	5,526,949
Total assets	$171,573,960	$33,526,344	$(30,742,397)	$174,357,907
Liabilities and Stockholder’s Equity
Current liabilities
Bank overdrafts	$1,158,175	$(1,049,625)	$—	$108,550
Trade accounts payable	3,016,643	2,866,321	—	5,882,964
Interdivision payables	78,923	1,112,368	(1,191,291)	—
Accrued expenses	2,637,873	1,046,174	—	3,684,047
Accrued interest	2,832,031	—	—	2,832,031
Taxes payable	52,070	—	—	52,070
Total current liabilities	9,775,715	3,975,238	(1,191,291)	12,559,662

Deferred tax liabilities	1,638,065	—	—	1,638,065
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	136,413,780	3,975,238	(1,191,291)	139,197,727
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,602,480	26,624,729	(26,624,729)	37,602,480
Retained earnings	(2,442,300)	2,926,377	(2,926,377)	(2,442,300)
Total stockholder’s equity (deficit)	35,160,180	29,551,106	(29,551,106)	35,160,180
Total liabilities and stockholder’s equity	$171,573,960	$33,526,344	$(30,742,397)	$174,357,907

Condensed consolidated statement of operations for the thirteen week period from January 1, 2004 through April 3, 2004 (unaudited):

	Predecessor
		Subsidiary
	Parent	Guarantors	Eliminations	Total

Net sales	$19,027,739	$29,007,611	$(11,932,719)	$36,102,631
Cost of sales	15,189,132	26,496,463	(11,932,719)	29,752,876
Gross profit	3,838,607	2,511,148	—	6,349,755
Selling, general and administrative expenses	4,034,286	1,286,842	—	5,321,128
Operating (loss) profit	(195,679)	1,224,306	—	1,028,627
Other income (expense)
Interest expense	(49,860)	—	—	(49,860)
Interest income	197,415	8,119	—	205,534
Executive/administration income (expense)	(241,500)	241,500	—	—
Other income, net	—	200,112	—	200,112
Equity in earnings of subsidiary guarantors	1,674,037	—	(1,674,037)	—
Total other income (expense)	1,580,092	449,731	(1,674,037)	355,786
Income before income taxes	1,384,413	1,674,037	(1,674,037)	1,384,413
Income tax expense	27,352	—	—	27,352
Net income	$1,357,061	$1,674,037	$(1,674,037)	$1,357,061

Condensed consolidated statement of operations for the thirteen week period from January 1, 2005 through April 2, 2005 (unaudited):

	Successor
		Subsidiary
	Parent	Guarantors	Eliminations	Total

Net sales	$22,517,991	$48,967,837	$(12,653,613)	$58,832,215
Cost of sales	22,430,223	42,606,915	(12,653,613)	52,383,525
Gross profit	87,768	6,360,922	—	6,448,690
Selling, general and administrative expenses	3,378,227	1,474,023	—	4,852,250
Operating profit	(3,290,459)	4,886,899	—	1,596,440
Other income (expense)
Interest expense	(3,573,823)	(94)	—	(3,573,917)
Interest income	6,415	27,366	—	33,781
Executive/administration income (expense)	4,094,152	(4,094,152)	—	—
Other (expense) income, net	(70,692)	151,131	—	80,439
Equity in earnings of subsidiary guarantors	971,150	—	(971,150)	—
Total other income (expense)	1,427,202	(3,915,749)	(971,150)	(3,459,697)
Income before income taxes	(1,863,257)	971,150	(971,150)	(1,863,257)
Income tax expense	556,120	—	—	556,120
Net income	$(2,419,377)	$971,150	$(971,150)	$(2,419,377)

Condensed consolidated statement of cash flows for the thirteen week period from January 1, 2004 through April 3, 2004 (unaudited):

	Predecessor
		Subsidiary
	Parent	Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$1,357,061	$1,674,037	$(1,674,037)	$1,357,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	448,385	231,985	—	680,370
Equity in earnings of subsidiary guarantors	(1,674,037)	—	1,674,037	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	1,156,435	—	—	1,156,435
Compensation expense for stock options	713,433	—	—	713,433
Stock compensation plans	309,859	—	—	309,859
Changes in assets and liabilities
Trade accounts receivable	345,888	5,657,775	—	6,003,663
Interdivisional receivables/payables, net	7,578,257	(7,578,257)	—	—
Inventories	1,020,378	(2,321,253)	—	(1,300,875)
Prepaid expenses and other current assets	88,560	(107,210)	—	(18,650)
Other noncurrent asset	—	(12,799)	—	(12,799)
Trade accounts payable and accrued expenses	(919,643)	(997,085)	—	(1,916,728)
Net cash provided by (used in) operating activities	10,424,576	(3,452,807)	—	6,971,769
Cash flows from investing activities
Payments received on notes receivable	346,678	—	—	346,678
Proceeds from the sale of investments	7,000,000	—	—	7,000,000
Purchases of investments	(17,015,154)	—	—	(17,015,154)
Capital expenditures	(737,216)	(446,672)	—	(1,183,888)
Net cash (used in) investing activities	(10,405,692)	(446,672)	—	(10,852,364)
Cash flows from financing activities
Change in book overdraft	—	(588,115)	—	(588,115)
Net increase in the line of credit	—	1,000,000	—	1,000,000
Principal payments on long-term debt	(618,094)	(5,605)	—	(623,699)
Net cash (used in) provided by financing activities	(618,094)	406,280	—	(211,814)
Net (decrease) in cash and cash equivalents	(599,210)	(3,493,199)	—	(4,092,409)
Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,053,360	$144,898	$—	$1,198,258

Condensed consolidated statement of cash flows for the thirteen week period from January 1, 2005 through April 2, 2005 (unaudited):

	Successor
		Subsidiary
	Parent	Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(2,419,377)	$971,150	$(971,150)	$(2,419,377)
Adjustments to reconcile net income to net cash (used-in) operating activities:
Depreciation of property and equipment	621,940	325,854	—	947,794
Amortization of intangibles	967,812	205,834	—	1,173,646
Amortization of bond issuance cost	170,700	—	—	170,700
Equity in earnings of subsidiary guarantors	(971,150)	—	971,150	—
Deferred tax liability	456,000			456,000
Other equity based compensation plans	(43,920)			(43,920)
Changes in assets and liabilities
Trade accounts receivable	921,203	393,646	—	1,314,849
Interdivisional receivables/payables, net	3,608,293	(3,608,293)	—	—
Inventories	1,238,029	(115,250)	—	1,122,779
Prepaid expenses and other current assets	(290,057)	(318,612)	—	(608,669)
Other noncurrent asset	(9,642)	(12,068)	—	(21,710)
Trade accounts payable and accrued expenses	(882,894)	1,159,753	—	276,859
Accrued interest	(3,964,844)	—	—	(3,964,844)
Net cash (used in) operating activities	(597,907)	(997,986)	—	(1,595,893)
Cash flows from investing activities
Capital expenditures	(1,645,742)	(155,945)	—	(1,801,687)
Net cash (used in) investing activities	(1,645,742)	(155,945)	—	(1,801,687)
Cash flows from financing activities
Change in book overdraft	1,158,175	(1,049,625)		108,550
Net cash provided by (used in) financing activities	1,158,175	(1,049,625)	—	108,550
Net (decrease) in cash and cash equivalents	(1,085,474)	(2,203,556)	—	(3,289,030)
Cash and cash equivalents
Beginning of period	1,085,474	2,203,556	—	3,289,030
End of period	$—	$—	$—	$—

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the acquisition transaction discussed below and in Note 3 to our unaudited Consolidated Financial Statements, the following discussion relates to the financial condition and results of operations of our Company, or the “Successor” as of and for the period ended April 2, 2005.  Included in our discussions are the results of operations of our predecessor company, or the “Predecessor” for the thirteen week period ended April 3, 2004.  This section should be read in conjunction with our unaudited Consolidated Financial Statements and considered with “—Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statement,” included elsewhere in our filing.

As a result of the acquisition transaction in which we acquired our business and related financings, the historical consolidated financial data of the Predecessor may not be comparable to the Successor’s consolidated financial data.  Most notably, the liquidity position of the Successor is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004.

Our Company

We are the leading supplier of individual and group military field rations to the Department of Defense (the “DoD”). We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals Ready-to-Eat, Unitized Group Rations-A and the polymeric trays used in the Unitized Group Rations-Heat & Serve program. Our customers also include Kraft Foods, Inc., Gerber Products Company, Quaker Oats Company, the Canadian Ministry of Defense, retail and grocery stores including Walgreen Company, 7-Eleven, Inc., The Kroger Company, Publix Super Markets and Meijer.

The Transaction

On December 3, 2003, the Successor and Veritas Capital Management II, L.L.C. entered into an Assets Purchase and Sale Contract with the Predecessor and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation.  The gross purchase price of the business was $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent as escrow for the sellers’ obligations under the Assets Purchase and Sale Contract.  The acquisition transaction closed on June 30, 2004.

The Successor funded the purchase price and the related fees and expenses with the proceeds of its offering of the original notes and the equity investments in TWC Holding LLC, the parent of the Successor, as follows:

•                  the purchase by the equity investors of Class A interests in TWC Holding LLC for $37.5 million in cash; and

•                  the contribution by TWC Holding LLC to the capital of the Successor of all cash received by it from the equity investors; and

•                  net proceeds to the Successor of approximately $121.0 million from the issuance and sale of the original $125.0 million of senior notes; and

•                  advance of $3.0 million under the Successor’s working capital facility.

The closing of the offering of the original notes occurred simultaneously with the closing of the Acquisition, our new working capital facility (described below) and the other financing transactions described above.

We entered into a new senior secured revolving working capital credit facility of up to $25 million concurrently with the closing of the Acquisition and the offering. We make monthly interest payments on amounts borrowed under the facility at an annual adjustable interest rate calculated in accordance with the terms of the applicable promissory note.

Results of Operations

Comparison of the thirteen weeks ended April 2, 2005 to the thirteen weeks ended April 3, 2004

Net Sales.  Our net sales for the thirteen weeks ended April 2, 2005 were $58.8 million, representing an increase of $22.7 million, or 63.0%, compared to net sales of $36.1 million for the thirteen weeks ended April 3, 2004. The increase in net sales resulted primarily from approximately $19.9 million increase in sales to the DoD ($6.7 million increase in sales of Unitized Group Rations-A (UGR-A’s) and $13.3 million increase in MRE’s). Co-manufacturing sales increased approximately $3.2 million due primarily to increased sales to Kraft ($650,000), Gerber ($380,000) and Quaker ($1,710,000).

Gross Profit.  Our gross profit for the thirteen weeks ended April 2, 2005 was $6.5 million, representing an increase of approximately $99,000, or 1.6%, compared to gross profit of $6.4 million for the thirteen weeks ended April 3, 2004. As a percentage of net sales, our gross profit was 11.0% and 17.6% for the thirteen weeks ended April 2, 2005 and the thirteen weeks ended April 3, 2004, respectively.  Gross profit on sales to the DoD decreased as a percentage of sales by 2.5% (approximately $5.7 million and $5.6 million, for the thirteen week periods ended April 2, 2005 and April 3, 2004, respectively) due to product mix, and competitive pricing pressure on OCONUS (Outside Continental United Stated) shipments and lower sales prices for MRE surge volume sales as compared to base and add-on volume sales for the thirteen weeks ended April 3, 2004.  Gross profit on Branded sales decreased by approximately $395,000 primarily due to lower than expected sales volumes.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended April 2, 2005 were $4.9 million, representing a decrease of approximately $469,000, or 8.8%, compared to selling, general and administrative expenses of $5.3 million for the thirteen weeks ended April 3, 2004.  Selling, general and administrative expenses were 8.3% of net sales for the thirteen weeks ended April 2, 2005 as compared to 14.7% for the thirteen weeks ended April 3, 2004.  The decrease was largely due to charges recorded by the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in the first thirteen weeks of 2005 and which were partially offset by charges related to increased depreciation and amortization related to the acquisition that was completed on June 30, 2004 and resulted in a charge to income from operations of approximately $1.2 million for amortization of intangible assets.

Operating Profit.  Our profit from operations was approximately $1.6 million for the thirteen weeks ended April 2, 2005, representing an increase of approximately $568,000, or 55.2%, compared to a profit of approximately $1,000,000 for the thirteen weeks ended April 3, 2004. This increase in profit from operations resulted from decreased cost associated with the various Predecessor stock compensation plans described above and increased sales volumes for the thirteen weeks ended April 2, 2005 as compared to thirteen weeks ended April 3, 2004.

Interest Expense.  Our interest expense for the thirteen weeks ended April 2, 2005 was approximately $3.6 million, representing an increase of approximately $3.5 million compared to interest expense of approximately $50,000 for the thirteen weeks ended April 3, 2004. The increase in interest expense resulted from the issuance of the $125 million principal amount of our long-term debt, which accounts for approximately $3.4 million of interest expense, approximately $171,000 in bond issue cost amortization and $5,000 in interest expense related to borrowings under our line of credit.

Interest Income.  Our interest income for the thirteen weeks ended April 2, 2005 was approximately $34,000, representing an decrease of approximately $172,000 compared to interest income of approximately $205,000 for the thirteen weeks ended April 3, 2004. The decrease in interest income resulted from interest earned on investments held by the Predecessor which were not purchased in the acquisition transaction.

Other Income (Expense), Net.  Our other income (expense), net for the thirteen weeks ended April 2, 2005 was approximately $80,000, representing a decrease of approximately $120,000 compared to other income (expense), net of approximately $200,000 for the thirteen weeks ended April 3, 2004.  The decrease in other income was partially the result of the reduction of $46,000 of U.S. government payments from the Value Engineering Change program (the “VE program”).  The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the Defense Supply Center Philadelphia (“DSCP”). Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP, which is responsible for the procurement of military field rations for the DoD, of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal. Other expense was also increased by $75,000 relating to management fees paid to Veritas.

Income Tax Expense.  Expenses related to federal, state and local taxes for the thirteen weeks ended April 2, 2005 was approximately $556,000 compared to approximately $27,000 for the thirteen weeks ended April 3, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax whereas the Successor Company is taxed as a C-Corporation.  During the thirteen weeks ended April 2, 2005, we recorded approximately $456,000 of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to Goodwill and approximately $100,000 for Ohio Franchise taxes in the current year.

Net Income (Loss).  As a result of the foregoing, we incurred a net loss of approximately $2.4 million for the thirteen weeks ended April 2, 2005, representing a decrease in net income of $3.8 million compared to net income of $1.4 million in the thirteen weeks ended April 3, 2004.

Operating Segment Results

Comparison of the thirteen weeks ended April 2, 2005 to the thirteen weeks ended April 3, 2004

Net Sales.  Net sales for our Right Away Division (“RAD”) segment increased by approximately $20.0 million primarily due to an increase in sales to the DoD (MRE $13.3 million and URG-A $6.7 million).   Net sales for our Prepared Foods Division (“PFD”) increased approximately $2.8 million (excluding inter-segment sales of approximately $12.7 million for the thirteen weeks ended April 2, 2005 and $11.9 million for the thirteen weeks ended April 3, 2004).  The increase in PFD sales is primarily due to increased Co-manufacturing sales of approximately $3.2 million offset by lower tray-pack sales to the DoD of approximately $355,000.  Sales of our Branded products remained consistent between periods.

Operating Profit.  Profit from operations increased by approximately $3.7 million for the RAD segment.  Included in operating profit for the RAD segments is an estimated $2.2 million of gross profit that would have been previously recognized by our PFD segment.  Increased volume of MRE and UGR-A shipments in the first thirteen weeks 2005 contributed to the remaining increase in operating profit which were off-set by charges for amortization of intangibles acquired in the purchase of approximately $205,000, pricing pressure on UGR-A sales outside of the continental United States and changes in the mix between sales of surge and add-on MRE cases.  Profit from operations decreased by approximately $5.0 million for the PFD segment.  This decrease was primarily attributable to a reduction in operating profits from DoD sales of approximately $3.1 million ($2.2 million of gross profit included in our RAD segment and approximately $900,000 related to the change in mix of surge and add-on MRE case sales) and additional charges to selling, general and administrative expense of approximately $1.2 million relating to amortization of intangibles of approximately $968,000 and approximately $250,000 for employee recruiting and training and marketing.  The remaining decrease in operating profit for the PFD segment is attributable to decreased gross profits on our branded product sales of approximately $395,000 attributable to lower than expected sales volumes.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for thirteen weeks ended April 2, 2005 and the predecessor for the thirteen weeks ended April 3, 2004:

	Predecessor	Successor
	13 Week	13 Week
	Period Ended	Period Ended
	April 3, 2004	April 2, 2005
Net cash provided by (used-in):
Operating activities	$6,971,769	$(1,595,893)
Investing activities	(10,852,364)	(1,801,687)
Financing activities	(211,814)	108,550
Capital expenditures	(1,183,888)	(1,801,687)

Operating Activities. Net cash provided by (used in) operating activities was approximately $(1.6) million and $7.0 million for the Successor thirteen week period ended April 2, 2005, and the Predecessor thirteen week period ended April 3, 2004, respectively.  Cash generated from operations decreased during the first thirteen weeks of 2005 compared to the Predecessor thirteen week period ended April 3, 2004 due mostly to payments for interest on our $125 million senior secured bond of approximately $3.4 million and decreased margins on higher military sales volumes for the thirteen week period ended April 3, 2004 associated with surge production to support the war in Iraq.

Investing Activities. Net cash (used in) investing activities was $(1.8) million and $(10.9) million for the Successor thirteen week period ended April 2, 2005 and the Predecessor thirteen week period ended April 3, 2004, respectively. The change in the Successor thirteen week period ended April 2, 2005 was primarily the result of reduced net investment activity of the Predecessor of approximately $(10.0) million and principle payments received by the Predecessor on notes receivable of approximately $347,000.  Capital expenditures were $1.8 million and $1.2 million for the periods ended April 2, 2005 and April 3, 2004, respectively.

Financing Activities. Net cash provided by (used in) financing activities was approximately $109,000 and $(212,000) for the Successor thirteen week period ended April 2, 2005 and the Predecessor thirteen week period ended April 3, 2004, respectively.  Activity of the Predecessor for the thirteen week period ended April 3, 2004 was primarily associated with principle payments on it’s long-term debt arrangements and net activity associated with the Predecessor’s line of credit.  Whereas, activity for the thirteen week period ended April 2, 2005 is primarily related to timing differences between funding inventory and collection of receivables related to UGR-A orders shipped at the end of the first thirteen weeks of 2005.

Long-Term Debt Expenditures

In connection with the closing of the acquisition transactions on June 30, 2004, the Predecessor’s long-term debt was repaid, and we issued $125 million in Senior Secured Notes and entered into our new working capital facility. As a result, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis.  We incurred approximately $3.6 million of interest expense (including approximately $171,000 of bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the thirteen week period ended

April 2, 2005. To the extent we have borrowings outstanding under our new working capital facility, we will have additional cash interest payments.

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

On February 11, 2005, our parent TWC Holding LLC (the “Parent Company”), and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the aggregate principal amount of $26,000,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK Notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because our Parent Company is a holding company with no operations and has only its investment in the Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Company through 2011 will be required to service the Senior PIK notes.

We expect our capital expenditures in 2005 to be approximately $6.4 million, primarily to support plant renewal, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility.  As of April 2, 2005, we had no borrowings under the working capital facility.  We have incurred approximately $5,000 in interest expense on the working capital facility since December 31, 2004.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will be utilized to meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations, our revolving line of credit facility and our anticipated growth, we believe that the cash flows generated by operations and our revolving line of credit will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since most of our purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Our sales to the Canadian military comprised approximately 1% of our sales in 2004, on a pro forma basis, and we anticipate entering into, from time to time,  foreign currency forward contracts and other hedges to manage our exposure to fluctuations in foreign currency exchange rates for the Canadian dollar, the impact of which is not significant.  Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk.  In addition, because our customary contract terms pass through increase in cost of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk.  Other than with respect to our sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk.  We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.

We had no exposure to variable rates at April 2, 2005.  We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

Item 4.                                                           Controls and Procedures

Based on a recent evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen week period ended April 2, 2005, constituting the Company’s latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Notes.

None.

Item 4.                                                           Submission of Matters to a Vote of Securities Holders.

None.

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits.

No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WORNICK COMPANY
(Registrant)

Date: May 11, 2005	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2005	By:	/s/ JOHN F. MCQUAY
John F. McQuay
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)