Form 10-Q
period 2005-07-02
Wornick CO
filed 2005-08-16
CIK 1302977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

On August 16, 2005, one share of Registrant’s common stock was outstanding.

The Wornick Company

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Unaudited Condensed Consolidated Balance Sheets at December 31, 2004 and July 2, 2005

Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks and twenty six weeks Ended June 30, 2004 and July 2, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks and twenty six weeks Ended June 30, 2004 and July 2, 2005

Notes to Unaudited Consolidated Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclousres About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Part 1 Financial Information

Item 1.	Financial Statements

The Wornick Company

Consolidated Balance Sheets

(Unaudited)

	December 31,	July 2,
	2004	2005

Assets
Current assets
Cash and cash equivalents	$3,289,030	$2,881,271
Trade accounts receivable, net	13,856,294	11,833,111
Inventories	24,132,116	21,282,382
Prepaid expenses and other current assets	531,106	920,582
Total current assets	41,808,546	36,917,346
Property and equipment, net	32,794,239	38,068,631
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	19,475,418
Other noncurrent assets	5,675,939	5,373,164
Total assets	$179,674,641	$177,407,766
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$6,167,826	$5,597,576
Accrued expenses	3,122,446	4,212,135
Accrued interest	6,796,875	6,230,469
Taxes payable	51,950	—
Total current liabilities	16,139,097	16,040,180
Deferred income taxes	912,067	1,824,067
Long-term debt	125,000,000	125,000,000
Total liabilities	142,051,164	142,864,247
Commitments and Contingencies
Stockholder’s equity
Common stock $0.01 par value; 10,000,000 shares authorized, 1 share issued and outstanding	—	—
Additional paid-in capital	37,646,400	37,656,383
Retained earnings	(22,923)	(3,112,864)
Total stockholder’s equity	37,623,477	34,543,519
Total liabilities and stockholder’s equity	$179,674,641	$177,407,766

The accompanying notes are an integral part of these consolidated financial statements.

The Wornick Company

Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2004	July 2, 2005	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Net sales	$44,821,208	$44,392,948	$80,923,839	$103,225,163
Cost of sales	37,915,653	36,418,430	67,668,529	88,801,955
Gross profit	6,905,555	7,974,518	13,255,310	14,423,208
Selling, general and administrative expenses	7,137,472	4,629,384	12,458,600	9,481,634
Operating (loss) profit	(231,917)	3,345,134	796,710	4,941,574
Other (expense) income
Interest expense	(49,931)	(3,569,137)	(99,791)	(7,143,054)
Interest income	301,019	65,153	506,553	98,934
Other income (expense), net	84,809	(107,664)	284,921	(27,225)
Total other income (expense)	335,897	(3,611,648)	691,683	(7,071,345)
Income (loss) before income taxes	103,980	(266,514)	1,488,393	(2,129,771)
Income tax expense	13,700	404,050	41,052	960,170
Net income (loss)	$90,280	$(670,564)	$1,447,341	$(3,089,941)

Pro forma income data (unaudited)
Income before income taxes	$103,980		$1,488,393
Pro forma income tax expense	249,509		949,825
Pro forma net (loss) income	$(145,529)		$538,568

The accompanying notes are an integral part of these consolidated financial statements.

The Wornick Company

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)

Cash flows from operating activities
Net income (loss)	$1,447,341	$(3,089,941)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,386,904	1,911,292
Amortization of intangibles	—	2,347,292
Amortization of bond issuance cost	—	341,400
Deferred income tax expense	—	912,000
Compensation expense for Employee Stock
Ownership Trust shares released and committed to be released	2,344,292	—
Compensation expense for stock options	713,433	9,983
Other equity based compensation plans	3,266,814	—
Stock compensation plans	(4,270,995)	—
Changes in assets and liabilities:
Trade accounts receivable	1,189,462	2,023,183
Inventories	(4,693,075)	2,849,734
Prepaid expenses and other current assets	162,149	(389,476)
Other noncurrent asset	(56,901)	(38,625)
Trade accounts payable and accrued expenses	(1,961,207)	519,439
Accrued bond interest	—	(566,406)
Taxes payable	—	(51,950)
Net cash (used in) provided by operating activities	(471,783)	6,777,925
Cash flows from investing activities
Payments received on notes receivable	610,100	—
Proceeds from the sale of investments	19,988,514	—
Purchase of investments	(30,007,514)	—
Capital expenditures	(2,382,720)	(7,185,684)
Net cash (used in) investing activities	(11,791,620)	(7,185,684)
Cash flows from financing activities
Change in book overdrafts	243,027	—
Net increase in the line of credit	8,700,000	—
Principal payments on long-term debt	(629,305)	—
Net cash provided by financing activities	8,313,722	—
Net (decrease) in cash and cash equivalents	(3,949,681)	(407,759)
Cash and cash equivalents
Beginning of period	5,290,667	3,289,030
End of period	$1,340,986	$2,881,271

The accompanying notes are an integral part of these consolidated financial statements.

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

2.                                      Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements, also referred to as our interim or unaudited “consolidated financial statements,” have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual amounts could differ from these estimates.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

As discussed in Note 1 above, the Assets Purchase and Sale Contract was consummated on June 30, 2004.  As such, the unaudited financial information presented represents: (i) the Condensed Consolidated Balance Sheet of the Successor at December 31, 2004 and July 2, 2005, (ii) the Condensed Consolidated Statements of Operations of the Predecessor for the thirteen and twenty-six week periods ended June 30, 2004, (iii) the Condensed Consolidated Statement of Operations of the Successor for the thirteen and twenty-six week periods ended July 2, 2005, (iv) the Condensed Consolidated  Statement of Cash Flows of the Predecessor for the twenty-six week period ended June 30, 2004 and (v) the Condensed Consolidated Statement of Cash Flows of the Successor for the twenty-six week period ended July 2, 2005.

As the Successor conformed its interim accounting periods to those of the Predecessor, the operating activity of the Successor for the period July 1, 2004 through July 3, 2004 is included in the results of the period ended October 2, 2004 of the Successor.  Its impact was not significant as operations were substantially shut down during the period from July 1, 2004 through July 3, 2004 to accommodate the closing of the June 30, 2004 acquisition.

For the purpose of these financial statements, references to the Predecessor thirteen week period ended June 30, 2004, reflect the result of operations for the period from April 4, 2004 to June 30, 2004 and references to the Predecessor twenty-six week period ended June 30, 2004, reflect the result of operations for the period from January 1, 2004 through June 30, 2004.

Certain items in the predecessor statement of operations have been reclassified to conform to current year presentations.  These reclassifications had no impact on previously reported net income or stockholder’s equity.

3.                                      Acquisition

On June 30, 2004 (the “Acquisition Date”), pursuant to the Assets Purchase and Sale Contract described above in Note 1, the Company acquired all of the operating assets of the Predecessor.  The acquisition was financed through a combination of debt and equity issuances.  The purchase price of $165.0 million included approximately $10.1 million of transaction costs.  Goodwill of $77.6 million represents the excess of the acquisition cost over the estimated fair value of the identifiable assets acquired.  The identifiable intangible assets relate to the value of existing long-term customer supply contracts in place at the Acquisition Date.  The purchase price has been allocated to the assets acquired in accordance with the purchase method of accounting as follows:

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

Summary selected pro forma information of the Predecessor as though the transaction were completed at the beginning of the respective period presented (and as though the Company were taxed as a C-Corporation) is as follows:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
(in thousands of dollars)	June 30, 2004	June 30, 2004
	(Predecessor)	(Predecessor)
Net sales	$44,821	$80,924
Net income (loss)	(3,370)	(5,950)

4.                                      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	December 31,	July 2,
	2004	2005

Raw materials	$15,187,856	$13,937,613
Work in process	1,838,828	1,358,557
Finished goods	7,105,432	5,986,212
	$24,132,116	$21,282,382

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	December 31,	July 2,
	2004	2005

Leasehold improvements	$1,771,322	$2,670,772
Machinery and equipment	26,166,475	27,743,006
Office equipment, fixtures and vehicles	2,395,476	1,881,820
Construction in progress	4,216,827	9,440,186
	34,550,100	41,735,784
Less: Accumulated depreciation and amortization	(1,755,861)	(3,667,153)
	$32,794,239	$38,068,631

Depreciation expense for the twenty-six week periods ended June 30, 2004 and July 2, 2005 was approximately $1,387,000 and $1,911,000, respectively.

5.                                      Intangible Assets

In connection with the acquisition described in Note 3, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date.  The original value of these contracts was $24,170,000 and their useful lives range from three to eight years.  Aggregate accumulated amortization of intangibles at December 31, 2004 and July 2, 2005 amounted to $2,347,290 and $4,694,582, respectively.  Expense related to amortization of intangible assets for the twenty-six week period ended July 2, 2005, amounted to $2,347,292.

Scheduled amortization of these assets is as follows:

July 3, 2005 through December 31, 2005	$2,347,288
2006	4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
Thereafter	528,158
$19,475,418

6.                                      Notes Payable and Long-Term Debt

A summary of long-term debt at December 31, 2004 and July 2, 2005, is as follows:

	December 31,	July 2,
	2004	2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$125,000,000

In connection with the financing of the acquisition described in Note 3, the Company issued $125.0 million 10-7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides the Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events.  Amounts outstanding under the Revolving Loan Agreements ($0 at December 31, 2004 and July 2, 2005) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% at December 31, 2004 and 6.25% at July 2, 2005) as published daily by The Wall Street Journal.  Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company and its subsidiaries.  The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes.  In connection with completing the acquisition, the Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Successor.  This amount was subsequently repaid prior to December 31, 2004.  As of July 2, 2005 we are in compliance with all covenants supporting our revolving loan agreement and our $125 million Senior Secured notes.

The senior secured notes are collateralized by substantially all assets and other property of the Company and its subsidiaries.  The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement.  Interest on the senior secured notes is payable semi-annually.  Interest expense on the senior secured notes and revolving loan facility for the twenty-six week period ended July 2, 2005 amounted to $6,796,876 and $4,778, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement.  The Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations.  At July 2, 2005 we were in compliance with all financial covenants.

On February 11, 2005 our parent, TWC Holding LLC (the “Parent Company”) , and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their  13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because our Parent Company is a holding company with no operations and has only its investment in the Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity.

The pro forma effect of the additional interest expense on our net income assuming the Company issued the Senior PIK notes and such issuance took place at the beginning of the year would have resulted in additional interest expense (pre-tax) of approximately $415,000.  Actual interest expense was approximately $919,000 and $1,413,000 for the thirteen and twenty-six week periods ended July 2, 2005.

7.                                      Income Taxes

In connection with the transactions described in Note 3, the Successor is taxed as a C-Corporation whereas, the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.  The Company provides for income taxes utilizing the asset liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period.  Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.  The Company has recorded a deferred tax liability of approximately $1,824,000 related to the indefinite reversal period related to goodwill.

8.                                      Successor Company Stock Compensation Plan

Our parent company, TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. In connection with completing the Acquisition, certain members of our management and outside directors received Class B interests. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to 7.875%, in aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests have received a return of their invested capital provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Company, these awards are considered to be compensatory to our Company over the vesting period. The total fair value of these class B interests as of their issuance date was determined to be $1,464,000. During the period ended April 2, 2005, certain members of management terminated their employment with Wornick and forfeited their Class B interests. As such, previously recognized compensation expense of approximately $78,000 was reversed which resulted in compensation income of approximately $44,000 for the thirteen week period ended April 2, 2005 related to the vesting provisions of these Class B interests.

On April 11, 2005, the TWC Holding LLC issued additional Class B membership interests to recently retained senior management of the Wornick.  These Class B membership interests will vest over a five year period.  Approximately $88,000 of compensation expense was recognized in the twenty-six week period ended July 2, 2005, resulting in net compensation expense for Class B membership interests for the twenty-six week period ended July 2, 2005 of $9,983.

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

The Company’s sales by product line for the periods indicated are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands of dollars)	June 30, 2004	July 2, 2005	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
DoD Sales
Meals Ready-to-Eat (“MRE”)	$18,649	$25,072	$39,078	$58,765
Unitized Group Rations-A (“UGR-A”)	16,592	7,715	24,518	22,300
Tray-Pack	1,348	1,511	2,410	2,218
Military Other	588	775	793	1,316
Total DoD sales	37,177	35,073	66,799	84,599
Co-manufactured	5,299	8,570	10,329	16,774
Branded	1,508	537	2,359	1,389
Other	837	213	1,437	463
	$44,821	$44,393	$80,924	$103,225

During the twenty-six week periods ended June 30, 2004 and July 2, 2005, the Company had one major customer, which accounted for approximately $66,799,000 and $84,599,000, or 82.5% and 82.0% of net revenue, respectively.  Approximately $10,528,000, or 78.0% and $7,613,000, or 64.3%, of net receivables were attributed to this customer at June 30, 2004 and July 2, 2005, respectively.

Unaudited reportable operating segment financial information for the thirteen week periods ended July 2, 2005 and June 30, 2004, is a follows (in thousands):

			Operating
	Trade	Inter-segment	Profit
Operating Segments	Revenue	Revenue	(Loss)

Right Away Division
June 30, 2004 (Predecessor)	36,259,041	—	3,134,541
July 2, 2005 (Successor)	33,627,700	—	7,190,901
Prepared Foods
June 30, 2004 (Predecessor)	8,562,167	7,882,881	1,665,239
July 2, 2005 (Successor)	10,765,248	7,465,984	(2,828,248)
Corporate
June 30, 2004 (Predecessor)	—	—	(5,031,697)
July 2, 2005 (Successor)	—	—	(1,017,519)
Eliminations
June 30, 2004 (Predecessor)	—	(7,882,881)	—
July 2, 2005 (Successor)	—	(7,465,984)	—
Total Company
June 30, 2004 (Predecessor)	44,821,208	—	(231,917)
July 2, 2005 (Successor)	44,392,948	—	3,345,134

Unaudited reportable operating segment financial information for the twenty-six week periods ended July 2, 2005 and June 30, 2004, is a follows (in thousands):

			Operating
	Trade	Inter-segment	Profit			Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Depreciation	Amortization	Assets	Expenditures

Right Away Division
June 30, 2004 (Predecessor)	65,266,652	—	4,358,847	486,473	—	—	773,591
July 2, 2005 (Successor)	82,595,537	—	12,077,800	652,612	411,667	32,928,896	175,325
Prepared Foods
June 30, 2004 (Predecessor)	15,657,187	19,815,600	4,413,202	891,518	—	—	1,609,129
July 2, 2005 (Successor)	20,629,626	20,119,597	(5,064,532)	1,258,680	1,935,625	62,982,950	7,010,359
Corporate
June 30, 2004 (Predecessor)	—	—	(7,975,339)	8,913	—	—	—
July 2, 2005 (Successor)	—	—	(2,071,694)	—	341,400	112,499,592	—
Eliminations
June 30, 2004 (Predecessor)	—	(19,815,600)	—	—	—	—	—
July 2, 2005 (Successor)	—	(20,119,597)	—	—	—	(31,003,672)	—
Total Company
June 30, 2004 (Predecessor)	80,923,839	—	796,710	1,386,904	—	—	2,382,720
July 2, 2005 (Successor)	103,225,163	—	4,941,574	1,911,292	2,688,692	177,407,766	7,185,684

10.                               Condensed Consolidating Financial Information

The following information presents the unaudited condensed consolidating balance sheets of the Successor at December 31, 2004 and July 2, 2005, the unaudited condensed consolidating statements of operations of the Predecessor for the thirteen and twenty-six week periods ended June 30, 2004, the unaudited condensed consolidating statements of operations of the Successor for the thirteen and twenty-six week periods ended July 2, 2005 and the unaudited statement of cash flows of the Predecessor and Successor for the twenty-six week periods ended June 30, 2004 and July 2, 2005, respectively.

Condensed consolidated balance sheet as of December 31, 2004 (unaudited):

	Successor
		Subsidiary
	Parent	Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	4,413,429	9,442,865	—	13,856,294
Interdivision receivables	4,822,266	—	(4,822,266)	—
Inventories	10,491,680	13,640,436	—	24,132,116
Prepaid expenses and other current assets	246,316	284,790	—	531,106
Total current assets	21,059,165	25,571,647	(4,822,266)	41,808,546
Investments in subsidiary guarantors	28,579,956	—	(28,579,956)	—
Property and equipment, net	25,845,617	6,948,622	—	32,794,239
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	18,434,375	3,388,335	—	21,822,710
Other noncurrent assets	5,531,183	144,756	—	5,675,939
Total assets	$177,023,503	$36,053,360	$(33,402,222)	$179,674,641
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$4,556,681	$1,611,145	$—	$6,167,826
Interdivision payables	101,605	4,720,661	(4,822,266)	—
Accrued expenses	1,980,848	1,141,598	—	3,122,446
Accrued interest	6,796,875	—	—	6,796,875
Taxes payable	51,950	—	—	51,950
Total current liabilities	13,487,959	7,473,404	(4,822,266)	16,139,097

Deferred tax liabilities	$912,067	—	—	$912,067
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	139,400,026	7,473,404	(4,822,266)	142,051,164
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,646,400	26,624,729	(26,624,729)	37,646,400
Retained earnings	(22,923)	1,955,227	(1,955,227)	(22,923)
Total stockholder’s equity (deficit)	37,623,477	28,579,956	(28,579,956)	37,623,477
Total liabilities and stockholder’s equity	$177,023,503	$36,053,360	$(33,402,222)	$179,674,641

Condensed consolidated balance sheet as of July 2, 2005 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$(2,486,855)	$5,368,126	$—	$2,881,271
Trade accounts receivable	4,193,943	7,639,168	—	11,833,111
Interdivision receivables	—	—	—	—
Inventories	11,429,558	9,852,824	—	21,282,382
Prepaid expenses and other current assets	459,114	461,468	—	920,582
Total current assets	13,595,760	23,321,586	—	36,917,346
Investments in subsidiary guarantors	31,003,672	—	(31,003,672)	—
Property and equipment, net	31,597,296	6,471,335	—	38,068,631
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	16,498,750	2,976,668	—	19,475,418
Other noncurrent assets	5,213,857	159,307	—	5,373,164
Total assets	$175,482,542	$32,928,896	$(31,003,672)	$177,407,766
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$4,729,615	$867,961	$—	$5,597,576
Interdivision payables	—	—	—	—
Accrued expenses	3,154,872	1,057,263	—	4,212,135
Accrued interest	6,230,469	—	—	6,230,469
Total current liabilities	14,114,956	1,925,224	—	16,040,180

Deferred tax liabilities	1,824,067	—	—	1,824,067
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	140,939,023	1,925,224	—	142,864,247
Stockholder’s equity
Common stock				—
Additional paid-in capital	37,656,383	26,624,729	(26,624,729)	37,656,383
Retained earnings	(3,112,864)	4,378,943	(4,378,943)	(3,112,864)
Total stockholder’s equity (deficit)	34,543,519	31,003,672	(31,003,672)	34,543,519
Total liabilities and stockholder’s equity	$175,482,542	$32,928,896	$(31,003,672)	$177,407,766

Condensed consolidated statement of operations of the Predecessor for the thirteen week period from April 4, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$16,445,048	$36,259,041	$(7,882,881)	$44,821,208
Cost of sales	13,649,243	32,149,291	(7,882,881)	37,915,653
Gross profit	2,795,805	4,109,750	—	6,905,555
Selling, general and administrative expenses	6,162,263	975,209	—	7,137,472
Operating (loss) profit	(3,366,458)	3,134,541	—	(231,917)
Other income (expense)
Interest expense	(45,543)	(4,388)	—	(49,931)
Interest income	285,614	15,405	—	301,019
Executive/administration income (expense)	724,500	(724,500)	—	—
Other income, net	92,912	(8,103)	—	84,809
Equity in earnings of subsidiary guarantors	2,412,955	—	(2,412,955)	—
Total other income (expense)	3,470,438	(721,586)	(2,412,955)	335,897
Income before income taxes	103,980	2,412,955	(2,412,955)	103,980
Income tax expense	13,700	—	—	13,700
Net income	$90,280	$2,412,955	$(2,412,955)	$90,280

Condensed consolidated statement of operations of the Successor for the Thirteen week period from April 3, 2005 through July 2, 2005 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$18,231,232	$33,627,700	$(7,465,984)	$44,392,948
Cost of sales	18,807,855	25,076,559	(7,465,984)	36,418,430
Gross profit	(576,623)	8,551,141	—	7,974,518
Selling, general and administrative expenses	3,269,144	1,360,240	—	4,629,384
Operating profit	(3,845,767)	7,190,901	—	3,345,134
Other income (expense)
Interest expense	(3,569,137)	—	—	(3,569,137)
Interest income	4,163	60,990	—	65,153
Executive/administration income (expense)	5,786,998	(5,786,998)	—	—
Other (expense) income, net	(95,337)	(12,327)	—	(107,664)
Equity in earnings of subsidiary guarantors	1,452,566	—	(1,452,566)	—
Total other income (expense)	3,579,253	(5,738,335)	(1,452,566)	(3,611,648)
Income before income taxes	(266,514)	1,452,566	(1,452,566)	(266,514)
Income tax expense	404,050	—	—	404,050
Net income	$(670,564)	$1,452,566	$(1,452,566)	$(670,564)

Condensed consolidated statement of operations of the Predecessor for the twenty-six week period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,645,754	(19,815,600)	67,668,529
Gross profit	6,634,412	6,620,898	—	13,255,310
Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,358,847	—	796,710
Other income (expense)
Interest expense	(95,403)	(4,388)	—	(99,791)
Interest income	483,029	23,524	—	506,553
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	192,009	—	284,921
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(271,855)	(4,086,992)	691,683
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393
Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of operations of the Successor for the twenty-six week period from January 1, 2005 through July 2, 2005 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$40,749,223	$82,595,537	$(20,119,597)	$103,225,163
Cost of sales	41,238,078	67,683,474	(20,119,597)	88,801,955
Gross (loss) profit	(488,855)	14,912,063	—	14,423,208
Selling, general and administrative expenses	6,647,371	2,834,263	—	9,481,634
Operating (loss) profit	(7,136,226)	12,077,800	—	4,941,574
Other income (expense)
Interest expense	(7,142,960)	(94)	—	(7,143,054)
Interest income	10,578	88,356	—	98,934
Executive/administration income (expense)	9,881,150	(9,881,150)	—	—
Other (expense) income, net	(166,029)	138,804	—	(27,225)
Equity in earnings of subsidiary guarantors	2,423,716	—	(2,423,716)	—
Total other income (expense)	5,006,455	(9,654,084)	(2,423,716)	(7,071,345)
Income (loss) before income taxes	(2,129,771)	2,423,716	(2,423,716)	(2,129,771)
Income tax expense	960,170	—	—	960,170
Net(loss) income	$(3,089,941)	$2,423,716	$(2,423,716)	$(3,089,941)

Condensed consolidated statement of cash flows for the twenty-six week period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,086,992	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities:
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables/payables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)
Cash flows from investing activities
Payments received on notes receivable	610,100	—	—	610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchases of investments	(30,007,514)	—	—	(30,007,514)
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash (used in) investing activities	(11,018,029)	(773,591)	—	(11,791,620)
Cash flows from financing activities
Change in book overdraft	990,692	(747,665)	—	243,027
Net increase in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash (used in) provided by financing activities	9,072,596	(758,874)	—	8,313,722
Net (decrease) in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)
Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows for the twenty-six week period from January 1, 2005 through July 2, 2005 (unaudited):

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(3,089,941)	$2,423,716	$(2,423,716)	$(3,089,941)
Adjustments to reconcile net income to net cash (used-in) operating activities:
Depreciation of property and equipment	1,258,680	652,612	—	1,911,292
Amortization of intangibles	1,935,625	411,667	—	2,347,292
Amortization of bond issuance cost	341,400	—	—	341,400
Equity in earnings of subsidiary guarantors	(2,423,716)	—	2,423,716	—
Deferred income tax expense	912,000	—	—	912,000
Compensation for stock options	9,983	—	—	9,983
Changes in assets and liabilities:
Trade accounts receivable	219,486	1,803,697	—	2,023,183
Interdivisional receivables/payables, net	4,720,661	(4,720,661)	—	—
Inventories	(937,878)	3,787,612	—	2,849,734
Prepaid expenses and other current assets	(212,798)	(176,678)	—	(389,476)
Other noncurrent asset	(24,074)	(14,551)	—	(38,625)
Trade accounts payable and accrued				—
expenses	1,346,958	(827,519)	—	519,439
Accrued interest	(566,406)	—	—	(566,406)
Taxes payable	(51,950)	—	—	(51,950)
Net cash (used in) operating activities	3,438,030	3,339,895	—	6,777,925
Cash flows from investing activities
Capital expenditures	(7,010,359)	(175,325)	—	(7,185,684)
Net cash (used in) investing activities	(7,010,359)	(175,325)	—	(7,185,684)
Cash flows from financing activities
Change in book overdraft	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—
Net (decrease) in cash and cash equivalents	(3,572,329)	3,164,570	—	(407,759)
Cash and cash equivalents
Beginning of period	1,085,474	2,203,556	—	3,289,030
End of period	$(2,486,855)	$5,368,126	$—	$2,881,271

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the acquisition transaction discussed below and in Note 3 to our unaudited Consolidated Financial Statements, the following discussion relates to the financial condition and results of operations of our Company, or the “Successor” as of and for the periods ended July 2, 2005.  Included in our discussions are the results of operations of our predecessor company, or the “Predecessor” for the periods ended June 30, 2004.  This section should be read in conjunction with our unaudited Consolidated Financial Statements and considered with “—Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statement,” included elsewhere in our filing.

As a result of the acquisition transaction in which we acquired our business and related financings, the historical consolidated financial data of the Predecessor may not be comparable to the Successor’s consolidated financial data.  Most notably, the liquidity position of the Successor is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004, as well as the revaluation of the assets and liabilities as a result of applying purchase accounting.

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

Results of Operations

Comparison of the thirteen weeks ended July 2, 2005 to the thirteen weeks ended June 30, 2004

Net Sales.  Our net sales for the thirteen weeks ended July 2, 2005 were $44.4 million, representing a decrease of approximately $428,000, or 1%, compared to net sales of $44.8 million for the thirteen week period ended June 30, 2004. The decrease in net sales resulted primarily from lower military sales to the DoD of $2.1 million (increased MRE sales of approximately $6.4 million, decreased Unitized Group Rations-A (UGR-A’s) of approximately $8.9 million, increased Tray-Pack and other military sales of approximately $350,000) and increased Co-manufacturing sales of approximately $3.3 million ($2.1 million new business initiatives in fiscal year 2005, increased sales to Gerber and Kraft $1.1 million) offset by lower sales of our Branded and other  product lines of approximately $1.6 million.

Gross Profit.  Our gross profit for the thirteen weeks ended July 2, 2005 was $8.0 million, representing an increase of approximately $1.1 million, or 15.5%, compared to gross profit of $6.9 million for the thirteen weeks ended June 30, 2004. As a percentage of net sales, our gross profit was 18.0% and 15.4% for the thirteen weeks ended July 2, 2005 and June 30, 2004, respectively.  Gross profit on sales to the DoD increased by $2.2 million or 37.6% (approximately $8.0 million and $5.8 million, for the thirteen week periods ended July 2, 2005 and June 30, 2004, respectively) due to higher prices and volumes on the current MRE-25 base contract which began in the current quarter as compared to add-on and surge volumes and  pricing under the MRE-24 contract for the thirteen week period ended June 30, 2004 ..  Gross profit on Co-manufacturing sales was 7.3% versus 13.2% for the thirteen weeks ended July 2, 2005 and June 30, 2004 respectively.  This represents a decrease of approximately $71,000 largely attributable to Co-manufacturing start-up inefficiencies of new contracts.    Branded gross profit decreased by approximately $1.0 million, primarily due to lower than expected sales volumes and current period charges against inventory for excess and obsolete of approximately $336,000.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended July 2, 2005 were $4.6 million, representing a decrease of approximately $2.5 million, or 35.1%, compared to selling, general and administrative expenses of $7.1 million for the thirteen weeks ended June 30, 2004.  Selling, general and administrative expenses were 10.4% of net sales for the thirteen weeks ended July 2, 2005 as compared to 15.9% for the thirteen weeks ended June 30, 2004.  The decrease was largely due to equity based compensation charges recorded by the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in 2005 and which were partially offset by charges related to increased depreciation and amortization related to the acquisition that was completed on June 30, 2004 and resulted in a charge to income from operations of approximately $1.2 million for amortization of intangible assets.

Operating Profit.  Our profit from operations was approximately $3.3 million for the thirteen weeks ended July 2, 2005, representing an increase of approximately $3.6 million, compared to an operating loss of approximately $232,000 for the thirteen weeks ended June 30, 2004. This increase in profit from operations resulted from decreased cost associated with the various Predecessor stock compensation plans described above and increased MRE volume and pricing for the thirteen weeks ended July 2, 2005 as compared to thirteen weeks ended June 30, 2004.

Interest Expense.  Our interest expense for the thirteen weeks ended July 2, 2005 was approximately $3.6 million, representing an increase of approximately $3.5 million compared to interest expense of approximately $50,000 for the thirteen weeks ended June 30, 2004. The increase in interest expense resulted from the issuance of the $125 million principal amount of our long-term debt, which accounts for approximately $3.4 million of interest expense, approximately $171,000 in bond issue cost amortization.

Interest Income.  Our interest income for the thirteen weeks ended July 2, 2005 was approximately $65,000, representing an decrease of approximately $236,000 compared to interest income of approximately $301,000 for the thirteen weeks ended June 30, 2004. The decrease in interest income resulted from interest earned on investments held by the Predecessor which were not purchased in the acquisition transaction.

Other Income (Expense), Net.  Our other income (expense), net for the thirteen weeks ended July 2, 2005 was approximately ($108,000), representing a decrease of approximately $192,000 compared to other income (expense), net of approximately $85,000 for the thirteen weeks ended June 30, 2004. The decrease in other income was partially the result of the reductions of approximately $91,000 of U.S. government payments from the Value Engineering Change program (the “VE program”).  The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the Defense Supply Center Philadelphia (“DSCP”). Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP, which is responsible for the procurement of military field rations for the DoD, of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.  Other expense was also increased as the result of $75,000 in management fees to Veritas.  The remaining decreases are attributable to approximately $20,000 in other minor expenses and approximately $5,000 in gains on sale of fixed assets by the Predecessor Company.

Income Tax Expense.  Expenses related to federal, state and local taxes for the thirteen weeks ended July 2, 2005was approximately $404,000 compared to approximately $14,000 for the thirteen weeks ended June 30, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax whereas the Successor Company is taxed as a C-Corporation.  During the thirteen weeks ended July 2, 2005, we recorded approximately $456,000 of deferred tax liabilities associated with the indefinite reversal period related to Goodwill and approximately $52,000 of income related to reversals of local and city taxes at our Prepared Foods Division.

Net Income (Loss).  As a result of the foregoing, we incurred a net loss of approximately $671,000 for the thirteen weeks ended July 2, 2005, representing a decrease in net income of approximately $761,000 compared to net income of approximately $90,000 in the thirteen weeks ended June 30, 2004.

Comparison of the twenty-six weeks ended July 2, 2005 to the twenty-six weeks ended June 30, 2004

Net Sales.  Our net sales for the twenty-six weeks ended July 2, 2005 were $103.2 million, representing an increase of approximately $22.3 million, or 27.6%, compared to net sales of $80.9 million for the twenty-six weeks ended June 30, 2004. The increase in net sales resulted primarily from increased sales to the DoD of approximately $17.8 million (increased net sales of MRE $19.7 million, decreased net sales of URG-A $2.2 million and increased Tray-pack and other military sales of approximately $331,000).  Co-manufacturing net sales increased approximately $6.4 million due primarily to new Co-manufacturing projects of approximately $4.2 million (Quaker $2.1 million, Keefe $2.0 million and DelMonte $78,000) and increased sales volumes on Kraft ($937,000) and Gerber ($1.3 million).  Increased military and Co-manufacturing net sales were partially offset by decreased net sales on Branded and other product sales  of approximately $1.9 million.

Gross Profit.  Our gross profit for the twenty-six weeks ended July 2, 2005 was $14.4 million, representing an increase of approximately $1.2 million, or 8.8%, compared to gross profit of $13.3 million for the twenty-six weeks ended June 30, 2004. As a percentage of net sales, our gross profit was 14.0% and 16.4% for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively.  Gross profit on sales to the DoD increased by approximately $2.2 million or 19.5% (approximately $13.7 million and $11.5 million, for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively) due to higher volumes and higher base prices on MRE 25 contract sales as compared to pricing on add-on and surge pricing under the MRE 24 contract. As a percentage of sales, gross profit on DoD sales decreased by approximately 1% (16.3% as compared to 17.2% for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively) due to lower surge pricing on sales of MRE’s in the first thirteen weeks of fiscal 2005.  Co-manufacturing gross profit increased $249,000 or 17.3% due to higher than anticipated volumes offset by new start-up cost on new Co-manufacturing contracts.  As a percentage of sales, Co-manufacturing gross profit decreased 3.9% (10.1% as compared to 14.0% for the twenty-six weeks ended July 2, 2005 and June 30, 2005, respectively) due to start-up cost on new contracts.  Gross profit on Branded net sales decreased by approximately $1.4 million due to decreased sales volumes and charges related to excess and obsolete inventory.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the twenty-six weeks ended July 2, 2005 were $9.5 million, representing a decrease of $3.0 million, or 23.9%, compared to selling, general and administrative expenses of approximately $12.5 million for the twenty-six weeks ended June 30, 2004.  Selling, general and administrative expenses were 9.2% of net sales for the twenty-six weeks ended July 2, 2005 as compared to 15.4% for the twenty-six weeks ended June 30, 2004.  The decrease was largely due to equity based compensation charges recorded by the Predecessor relating to value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in the first twenty-six weeks of 2005 and which were partially offset by charges related to increased depreciation and amortization related to the acquisition that was completed on June 30, 2004 and resulted in a charge to income from operations of approximately $2.3 million for amortization of intangible assets.

  Operating Profit.  Our profit from operations was approximately $4.9 million for the twenty-six weeks ended July 2, 2005, representing an increase of approximately $4.1 million compared to operating profit of approximately $797,000 for the twenty-six weeks ended June 30, 2004. This increase in operating profit primarily resulted from higher sales volumes and prices on sales of MRE’s to the DoD which was offset by increased cost in depreciation and amortization of intangibles associated with the acquisition.  Acquisition related cost were partially offset by decreases in selling, general and administrative expenses associated with the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans that did not recur in 2005.

Interest Expense.  Our interest expense for the twenty-six weeks ended July 2, 2005 was approximately $7.1 million, representing an increase of approximately $7.0 million, compared to interest expense of approximately $100,000 for the twenty-six weeks ended June 30, 2004. The increase in interest expense was due to approximately $6.8 million in interest expense resulting from the issuance of the $125 million 10 7/8% Senior Secured Notes and $341,00 in amortization of bond issuance cost for the twenty-six weeks ended July 2, 2005.

Interest Income.  Our interest income for the twenty-six weeks ended July 2, 2005 was approximately $99,000, representing a decrease of approximately $408,000 compared to interest income of approximately $507,000 for the twenty-six weeks ended June 30, 2004. The decrease in interest income resulted primarily from short-term investments held by the Predecessor that were not purchased in the acquisition on June 30, 2004.

Other Income(Expense), Net.  Our other income (expense), net for the twenty-six weeks ended July 2, 2005 was approximately ($27,000), representing a decrease of approximately $312,000, compared to other income (expense) of $285,000 for the twenty-six weeks ended June 30, 2004. This decrease in other income (expense) was the result of final settlement on prior period U.S. Government contracts by the Predecessor which resulted in approximately $176,000 of other income.  Other income (expense) was also increased by approximately $150,000 relating to management fees paid to Veritas.

Income Tax Expense.  Expenses related to federal, state and local taxes for the twenty-six weeks ended July 2, 2005 was approximately $960,000 compared to approximately $41,052 for the twenty-six weeks ended June 30, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax  where as the Successor Company is taxed as a C-Corporation.  During the twenty-six weeks ended July 2, 2005, we recorded approximately $912,000 of additional deferred tax liabilities associated with the indefinite reversal period related to Goodwill and approximately $100,000 for Ohio Franchise taxes, which were offset by reversal of approximately $52,000 for local Ohio income taxes recorded in prior periods.

Net Income.  As a result of the foregoing, we incurred a net loss of approximately $3.1 million for the twenty-six weeks ended July 2, 2005, representing a decrease in net income of approximately $4.5 million compared to net income of approximately $1.5 million for the twenty-six weeks ended June 30, 2004.

Operating Segment Results

Comparison of the thirteen weeks ended July 2, 2005 to the thirteen weeks ended June 30, 2004

Net Sales.  Net sales for our Right Away Division (“RAD”) segment decreased by approximately $2.6 million primarily due to a decrease in sales to the DoD (increased MRE sales $6.4 million and decreased URG-A sales $8.9 million).   Net sales for our Prepared Foods Division (“PFD”) increased approximately $2.2 million (excluding inter-segment sales of approximately $7.5 million for the thirteen weeks ended July 2, 2005 and $7.9 million for the thirteen weeks ended June 30, 2004).  The increase in PFD sales is primarily due to increased Co-manufacturing sales of approximately $3.3 million offset by lower sales of our Branded products of approximately $1.0 million.

Operating Profit.  Profit from operations increased by approximately $4.1 million for the RAD segment.  Included in the operating profit for the RAD segment is an estimated $2.8 million in gross profit that would have been previously recognized by our PFD segment.  Increased volume and pricing on MRE shipments in the thirteen weeks ended July 2, 2005 contributed to the remaining increase in operating profit which were offset by charges for amortization of intangibles acquired in the purchase of approximately $206,000 and pricing pressure on UGR-A sales outside the continental United States.  Profit from operations decreased by approximately $4.5 million for the PFD segment.  This decrease is largely attributable to the estimated $2.8 million of gross profit included in our RAD segment, offset by approximately $351,000 in tray-pack and Co-manufacturing gross profit and additional charges to selling, general and administrative expenses for amortization of intangibles of approximately $968,000.  The remaining decrease is primarily attributable to our Branded products due to lower sales volumes and charges against inventory of approximately $1.1 million.

Comparison of the twenty-six week ended July 2, 2005 to the twenty-six weeks ended June 30, 2004

Net Sales.  Net sales for the RAD segment increased by $17.3 million due to increased sales to the DoD.  Net sales for the PFD segment increased approximately $5.0 million (excluding inter-segment sales of approximately $20.1 million for the twenty-six weeks ended July 2, 2005 and $19.8 million for the twenty-six weeks ended June 30, 2004).  The increase in PFD sales is attributable to the increase in Co-manufacturing net sale of approximately $6.4 which was offset by decreased Branded and tray pack sales of approximately $1.2 million.

Operating Profit.  Profit from operations increased by approximately $7.7 million for the RAD segment.  Included in operating profit for the RAD segment is an estimated $5.0 million of gross profit that would have been previously recognized by our PFD segment.  Increased volume and pricing on MRE shipments to the DoD in the first twenty-six week of 2005 contributed to the remaining increase offset by charges for amortization of intangibles acquired in the purchase of approximately $412,000 and continued pricing pressure and sales volumes on URG-A sales outside of the continental United States.  Profit from operations decreased by approximately $9.5 million for the PFD segment.  This decrease was primarily attributable to a reduction in operating profits from DoD sales of approximately $5.9 million ($5.0 million of gross profit included in our RAD segment and approximately $900,000 related to the change in mix of surge and add-on MRE case sales in the first thirteen weeks of 2005), decreased gross profits from our Branded products of approximately $1.4 million due to decreased sales volumes and charges against Branded inventory for excess and obsolete.  The remaining decrease in operating profit for our PFD segment is due to additional charges to selling, general and administrative expense for approximately $1.9 million related to amortization of intangibles and approximately increased selling, general and administrative departmental charges of approximately $300,000 primarily related to IT spending ($95,000), employee recruiting and training and marketing ($245,000), Engineering ($88,000) and offset by other decreased departmental savings of approximately ($128,000) and offset by savings in other departments

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for twenty-six weeks ended July 2, 2005 and June 30, 2004:

	Predecessor	Successor
	Twenty-Six Period Ended June 30, 2004	Twenty-Six Period Ended July 2, 2005
Net cash provided by (used-in):
Operating activities	$(471,783)	$6,777,925
Investing activities	(11,791,620)	(7,185,684)
Financing activities	8,313,722	—
Capital expenditures	(2,382,720)	(7,185,684)

Operating Activities. Net cash provided by (used in) operating activities was approximately $6.8 million and ($472,000) for the Successor twenty-six week period ended July 2, 2005, and the Predecessor twenty-six week period ended June 30, 2004, respectively.  Cash generated from operations increased during the first twenty-six week period ended July 2, 2005 compared to the Predecessor twenty-six week period ended June 30, 2004 due mostly to increased sales to the DoD and our Co-manufacturing customers, and increased by collections of trade receivables and reductions in current period inventory levels as compared to the twenty-six week period ended June 30, 2004.

Investing Activities. Net cash (used in) investing activities was approximately $(7.2) million and $(11.8) million for the Successor twenty-six week period ended July 2, 2005 and the Predecessor twenty-six week period ended June 30, 2004, respectively.  The change in the Successor twenty-six week period ended July 2, 2005 was primarily the result of reduced net investment activity of the Predecessor of approximately $(10.0) million and principle payments received by the Predecessor on notes receivable of approximately $610,000 which were offset by increased capital expenditures of approximately $6.0 million.  Capital expenditures were approximately $7.2 million and $2.4 million for the periods ended July 2, 2005 and June 30, 2004, respectively.

Financing Activities. Net cash provided by (used in) financing activities was approximately $0 and $8.3 million for the Successor twenty-six week period ended July 2, 2005 and the Predecessor twenty-six week period ended June 30, 2004, respectively.  Activity of the Predecessor for the twenty-six week period ended June 30, 2004 was primarily associated with borrowings against it credit facility of approximately $8.7 million offset by principle payments on it’s long-term debt arrangement of approximately $(629,000).  The remaining difference relates to book overdrafts of approximately $243,000.

Long-Term Debt Expenditures

In connection with the closing of the acquisition transactions on June 30, 2004, the Predecessor’s long-term debt was repaid, and we issued $125 million in Senior Secured Notes and entered into our new working capital facility. As a result, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis.  We incurred approximately $7.1 million of interest expense (including approximately $341,000 of bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the twenty-six week period ended July 2, 2005. To the extent we have borrowings outstanding under our working capital facility, we will have additional cash interest payments. Our borrowings against our working capital facility was $0 at July 2, 2005.

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

On February 11, 2005 our parent, TWC Holding LLC (the “Parent Company”) , and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their  13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 net of a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because our Parent Company is a holding company with no operations and has only its investment in the Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Company through 2011 may be required to service the $62.3 million  Senior PIK notes, upon their maturity.

We expect our remaining capital expenditures in 2005 to be approximately $1.0 million, primarily to support plant renewal, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility.  As of July 2, 2005, we had no borrowings under the working capital facility.  We have incurred approximately $5,000 in interest expense on the working capital facility since December 31, 2004.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will be utilized to meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations, our revolving line of credit facility and our anticipated growth, we believe that the cash flows generated by operations and our revolving line of credit will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

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

We had no exposure to variable rates at July 2, 2005.  We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen week period ended July 2, 2005, constituting the Company’s latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE WORNICK COMPANY
(Registrant)

Date: August 16, 2005	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2005	By:	/s/ Brian A. Lutes
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)