Form 10-K
period 2005-12-31
Wornick CO
filed 2006-03-31
CIK 1302977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-119336

THE WORNICK COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

30-0225741

(I.R.S. Employer Identification No.)

4701 Creek Road, Suite 200
Cincinnati, Ohio 42542
(513) 794-9800
(Address of Principal Executive Offices and Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

No voting stock of The Wornick Company is held by non-affiliates of The Wornick Company.

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date:  On March 27, 2006, one share of Registrant’s Common Stock, par value $0.01, was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE WORNICK COMPANY

TABLE OF CONTENTS

PART I.
Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders
PART II.
Item 5:	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discusssion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information
PART III.
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accountant Fees and Services
PART IV.
Item 15:	Exhibits, Financial Statements Schedules
Signatures
Exhibits Index
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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and may adversely affect us. These risks and uncertainties include those factors discussed in Part I, Item 1A, “Risk Factors,” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

ITEM 1:   Business

Overview

On June 30, 2004, as described in more detail below under the caption “—Acquisition Transactions,” we acquired our business from a Predecessor Company. Our Predecessor Company began operations in 1971, and was the first contractor to complete delivery of Meals Ready-to-Eat, or “MREs,” to the Department of Defense, or “DoD” in 1981. In each subsequent year, the DoD has awarded our Predecessor Company and, subsequent to the acquisition, us contracts to deliver MREs and other food products. In 1995, Mr. Ronald C. Wornick, one of the founders of our business retired and sold our Predecessor Company to certain of its employees through an employee stock ownership trust. Since 1995, our business expanded into new military and commercial products.

We are the leading supplier of individual and group military field rations to the DoD. We specialize in the production, packaging and distribution of extended shelf-life, shelf-stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of MREs, Unitized Group Rations-A or “UGR-As,” and the Tray-Packs that are used in the Unitized Group Rations—Heat & Serve, or “UGR-H&S,” program. Our customers also include, but are not limited to, Kraft Foods Inc., or “Kraft,” Gerber Products Company, or “Gerber,” Quaker Oats Company, or “Quaker,” Delmonte Foods Company, or “Delmonte,” The Keefe Company, or “Keefe,” the Canadian Ministry of Defense, retail stores including Walgreen Co., or “Walgreen” and 7-Eleven, Inc., or “7-Eleven,” and grocery stores such as The Kroger Co., or “Kroger,” Publix Super Markets, or “Publix,” and Meijer. Given the elevated levels of deployment of U.S. armed forces in Afghanistan and Iraq and an anticipated continuation of high levels of U.S. military activity worldwide, we believe that the demand for our military food products will remain strong.

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

Acquisition Transactions

On December 3, 2003, The Wornick Company, a Delaware corporation, an acquisition vehicle formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (Veritas Capital Management), entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation, or the “Predecessor Company,” and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation. The Assets Purchase and Sale Contract, as amended, provided for the purchase by us and the sale by the Predecessor Company, of the business of the Predecessor Company and its subsidiaries as a going concern, including substantially all of their operating assets, and the assumption of certain of the liabilities of the Predecessor Company and its subsidiaries, or the “acquisition.”  The gross purchase price of the business, subject to a post-closing purchase price adjustment, was $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent as escrow for the sellers’ obligations under the Assets Purchase and Sale Contract. The acquisition closed on June 30, 2004. In October 2004, approximately $99,000 was repaid by the sellers to us as a purchase price adjustment. To date, we have not submitted any request for payment on the escrowed funds and on October 3, 2005, the remaining escrowed funds were released to the sellers.

We funded the purchase price of the acquisition and the related fees and expenses with the proceeds of an offering of our 10(7)/8% Senior Secured Notes due 2011, or the original notes, and the contribution of equity investments in TWC Holding LLC, our direct parent, as follows:

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

Issuance of 13.875% Senior PIK Notes due 2011 by TWC Holding LLC and TWC Holding Corp. on February 11, 2005

On February 11, 2005, our direct parent, TWC Holding LLC (the “Parent Company”), and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of our Parent Company and TWC Holding Corp. Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes. The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because our Parent Company is a holding company with no operations and has only its investment in the Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Company through 2011 may be required to service the $62.3 million Senior PIK notes upon their maturity.

Segment Information

We have two reportable segments, the Right Away Division, or “RAD,” and the Prepared Foods Division, or “PFD.”  The RAD division is our core military supply business and the PFD division includes our core consumer and commercial business. In addition, the PFD division supplies the RAD division with intermediate items used to assemble products distributed by the RAD division as well as directly supplying military customers with certain items. On February 6, 2006, we announced the consolidation of our RAD operations into our PFD division. For a fuller discussion of the operating results of these segments, please see Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results.”

Industry Outlook

Military. The U.S. defense environment has changed dramatically since 2001 with the extensive deployment of U.S. armed forces to Afghanistan and Iraq. In both situations, the U.S. armed forces require ongoing ration support systems in intense and highly mobile combat situations. With the changes in the military’s mobilization techniques and the need for the highest level of food safety and security, we believe that after completion of our recently announced move to consolidate operations by discountinuing our Assembly operations facility in McAllen, Texas and shifting the work performed at that location to the Greater Cincinnati Tri-state area, we are well situated to continue our leadership position in feeding the military in both times of peace and war.

We expect our core military business of providing extended shelf-life products to the military customers to experience steady to slightly lower demand in the upcoming year due to recent forth quarter surge contract orders placed by the DoD ahead of the MRE-26 award which is a five year fixed price contract through fiscal year 2010. We are one of only three companies approved by the DoD to supply MREs. As of March 29, 2006 the DoD award for the MRE - 26 to 30 bid has not been announced.

Commercial. We believe the foodservice market to be approximately $2.5 billion with an annual growth in entrees to be 1% to 2%. We believe there is an opportunity for us to increase our share of the commercial and institutional shelf-stable foodservice market by supplanting frozen and canned products with our flexible-pouch shelf stable entrees, side dishes and sauces. In 2004, our foodservice initiatives were focused mainly on market tests to customers such as Kroger supermarket delis and the U.S. Navy. In 2005 we launched our initial product offerings and had sales of approximately $2.0 million. In fiscal 2006 we plan to continue effectuating our foodservice market expansion plans.

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

				•	Supply chain management, assembly and distribution

•	Unitized Group Rations — Heat & Serve (UGR-H&S)	•	Group-feeding meal modules for 50 soldiers, using ready-to-heat shelf-stable Tray-Packs	•	Manufacture UGR-H&S semi-rigid flexible polymeric Tray-Packs rather than frozen, canned or dried foods, and includes disposable accessories such as cups, utensils and trays

•	Humanitarian Daily Rations (HDR)	•	Extended shelf-life individual full-day ration and accessories for a moderately malnourished individual	•	Packaging subassembly and final ration assembly, including retort entrees and side dishes

•	Tailored Operational Training Meals (TOTM)	•	Low-cost alternative to MRE for use in training, primarily by the National Guard	•	Packaging subassembly and final ration assembly, including retort entrees and side dishes

Meal, Ready-to-Eat (MRE)

The MRE is considered one of a few mission-critical “war-stopper” items that are procured by the U.S. Government. We have been involved in the supply of MREs since the inception of the DoD’s MRE program in 1978 and have delivered more than 383 million individual MREs to the U.S. military. Each MRE has a shelf-life of three years at 80 degrees Fahrenheit and is packaged in a hermetically sealed MRE meal bag that is resistant to insects, moisture, and nuclear, biological and chemical agents. We produce over 60 of the 85 components used in MREs, many of which are common to more than one of the MRE menus. Each MRE has an average of 17 components, including a flameless heater to quickly warm the entrée. The manufacturing of MRE entrées is highly complex and requires expertise in retort flexible pouch processing and strict adherence to DoD specifications. We have received numerous awards for quality in the manufacturing of MRE entrées, including recognition from the Defense Supply Center Philadelphia, or “DSCP,” for the highest quality level of any MRE contractor.

We also use modified atmosphere packaging techniques to extend the shelf-life of the various snack and bakery components of the MRE. We have received numerous quality awards from the DSCP for the assembly and packaging of MREs. An MRE is capable of withstanding low-level airdrop and storage in heavy humidity to wet conditions without degradation of the packaging.

We currently provide MREs to the DoD pursuant to a contract awarded in March 2003 by the DSCP, which is responsible for procuring military field rations for the DoD, in connection with an Industrial Preparedness Agreement between the DoD and us. We expect the current MRE-25 contact to expire near the end of the first quarter 2006. The DoD enters into Industrial Preparedness Agreements with contractors to ensure that a high production and assembly capacity and a large amount of special equipment is available at all times to accommodate a potential surge in military requirements. The typical historic MRE contract is a three-year fixed-price contract consisting of one base year and two option years, which the DSCP has always exercised. Our current contract calls for a base delivery of 875,000 cases (12 MREs per case), plus an add-on of up to 50% of the base MRE quantity, increasing the potential total volume to approximately 1.3 million cases per year, not including any military surge quantities. In the third and fourth quarters of fiscal 2005, the DSCP invoked its rights under the contract to purchase surge quantities from us. Awards were granted to us under three separate surge awards totaling approximately $71.3 million. We expect final delivery of all surge orders to be completed in April 2006. We submitted a bid for the next MRE contract during 2005, which we anticipate will be awarded at the expiration of the current MRE-25 surge awards, and which will be a five-year contract with a one-year base period and four renewal periods of one-year each, with deliveries starting in 2006. The DSCP, as part of its “Total Systems Approach,” is also evaluating the outsourcing of remaining government furnished components of the MRE program for procurement by the assembly contractors.

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

We are responsible for the ordering, packaging and logistics associated with assembling and delivering UGR-As to the required military bases. Substantially all of the UGR-A components are available from multiple commercial food suppliers. We are currently working under an indefinite delivery, indefinite quantity contract awarded by the DSCP in July 2004. The eight-year contract calls for delivery of the meal modules on an order-by-order basis. UGR-A contracts designate a set of military bases in the continental United States to which the contractor will provide UGR-A modules during the term of the contract. Every week, we and other contractors submit updated component pricing to the DSCP for the next one-week period to adjust for commercial component price fluctuations. This component price information is used to determine the price for all UGR-As ordered during the following one-week period. These weekly price submissions are also evaluated to determine awards of UGR-A purchases for delivery outside the continental United States during the applicable one-week period. We delivered approximately 316,000 modules in 2005, approximately 280,000 modules in 2004 and 856,000 modules in 2003. Since the inception of the UGR-A program in 2000, we have been the leading supplier to the DSCP in terms of total volume. We believe that we have historically enjoyed a strong position in this market due to our ability to respond on short notice with on-time delivery of high-quality products, generally at the lowest price to the DSCP.

We plan to expand the scope of our participation in the UGR-A program by directly supplying our own frozen breakfast and dinner entrées for the program, in three-to-five pound Great Food Express pouches. In early 2004, we received approval from the DoD to supply a Great Food Express entrée for the UGR-A program and began shipping the entrée in late 2004. We received approval from the DoD to supply a second entrée developed by our research and development facility for the next program year, which commenced in October 2005.

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

Tray-Pack

We manufacture the Tray-Pack, a shelf-stable ration packaged in a semi-rigid flexible tray as an extended shelf-life component and the primary outsourced product of the UGR-H&S program. The UGR-H&S is a transitional field ration that is similar to the UGR-A discussed above but uses shelf-stable ready-to-heat Tray-Packs rather than frozen, canned or dried foods. It is a transitional field ration that can be used in the early stages of military activity because it does not require the extensive support infrastructure of refrigeration or full kitchens. Tray-Packs can be heated in steam tables and served directly from the tray. Each container provides between nine and 18 servings. The entrée and side servings are ready-to-heat, reducing food preparation time and water and fuel usage. As with our entrée packs for MREs, we utilize our expertise in food processing and retort packaging to manufacture durable low-cost Tray-Packs. We supplied the DSCP with this product under a five-year fixed-price contract, which expired in 2005. As of March 29, 2006, the new Tray-Pack award has not been announced. Since the U.S. Government began using polymeric trays in military ration programs, we have been the number one supplier of these trays to the DSCP in terms of total volume and quality performance, as reported by the DSCP and the U.S. Department of Agriculture, or the “USDA,” respectively.

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

As part of our MRE base award, we are responsible for manufacturing the entrée and support components and assembling the HDR pack. In conjunction with the MRE contract awarded to us in March 2003, we are required to deliver a minimum of 100,000 and a maximum of 2.5 million HDR day-packs per year, as may be ordered by the DSCP, throughout the three-year life of the MRE contract. HDR day-packs are stockpiled worldwide to prepare for emergency situations. HDR inventory is managed by the Defense Security Cooperation Agency (DSCA) and HDR day-packs are provided in emergency and other humanitarian situations at its discretion. DSCA employs the DSCP solely as a purchasing authority for assembled HDR day-packs. In fiscal 2005, we delivered approximately $395,000 worth of humanitarian rations in support of relief efforts following the earthquake in Pakistan and approximately $1.2 million in special humanitarian aid packages to victims of Hurricane Katrina. Also, as discussed above, in the third and forth quarters of 2005, the DoD exercised surge options in the wake of those Hurricanes which resulted in approximately $71.3 million of unplanned orders. These surge orders will primarily take place in the forth quarter 2004 and first quarter of 2006.

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

Co-Manufactured Products

Through our co-manufacturing program, which began in 1998, we manufacture a variety of extended shelf-life products for leading branded food companies, including Delmonte, Gerber, Keefe, Kraft, Quaker and other co-manufacturing customers. These products are marketed and sold by our customers into their retail and foodservice channels under nationally recognized brands. We target branded companies that are leaders in their respective categories and have products that align well with our core competencies in heat seal and thermostabilized products. Many of these products require us to use a combination of our existing manufacturing equipment as well as newly purchased equipment, the cost of which is partially borne by our contracted co-manufacturing customers. Our co-manufacturing program utilizes many of the technologies and processes that we have developed for our military business.

The majority of our co-manufacturing supply contracts include a capital component through which the customer funds a portion of the capital required to support production of the related product. Under these arrangements, we provide the initial financing for capital expenditures. We own all of the equipment acquired under such agreements, which are structured to minimize our obligation to make capital expenditures if a project is discontinued unexpectedly by requiring the customer to pay the entire balance of the capital expenditure portion remaining due under the supply contracts. If we do not use the entire capacity of the equipment to supply our co-manufacturing customer, we have the right to use the equipment in our other businesses. Our co-manufacturing contracts are generally mutually exclusive, in that we are restricted from making the co-manufactured product for other customers, and likewise our customer may not buy such products from other suppliers.

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

Under a contract effective September 2003, we are the exclusive manufacturer of single-serve frozen Kraft Macaroni & Cheese through 2006. Following 2006, the contract will renew automatically in one-year increments unless terminated within 180 days of the expiration date. Our deliveries of single-serve frozen Kraft Macaroni & Cheese have grown by more than 16% per year since the original contract began in 1998. In 2004, we installed a high-speed production line which effectively doubled our prior capacity for this product. We expect that this new production line will contribute to continued growth and allow us to expand our production at a faster rate.

Kraft Boca Italian Entrées

In March 2003, we began manufacturing a line of frozen Italian entrées for Kraft’s Oscar Mayer division. Boca Italian entrées are an expansion of Oscar Mayer’s established Boca line of meat-substitute products. We manufacture two single-serve entrées, Italian Lasagna and Cheese Ravioli, which are covered with a specially formulated sauce containing Boca crumbles. The product is packaged in an oven-ready tray that is heat sealed and shipped frozen to Kraft’s warehouses for distribution to retail outlets. In fiscal 2005, this line contributed approximately $1.9 million to revenue. As this contract expired at the end of fiscal 2005, we anticipate that production of the Kraft Boca lines will cease in June 2006.

Gerber Lil’ Entrées

In 2001, we developed and began manufacturing nine varieties of Lil’ Entrées pursuant to an exclusive North American supply agreement for Gerber, an international branded baby food company. This shelf-

stable product line is an extension of Gerber’s industry-leading baby food line, packaged in a plastic tray and targeted for babies between eight months and 14 months. We have entered into an agreement with Gerber to construct a new high-speed production line, that will come on-line in fiscal 2006, that will triple our current capacity to produce Lil’ Entrées in 2006. Upon the commencement of production on the new line, our agreement with Gerber will extend through 2010. The contract will automatically renew for additional two-year increments following that time unless otherwise terminated.

Quaker Oats Company

In October of 2004, we began manufacturing shelf stable products launched in a limited number of markets pursuant to a three-year exclusive supply agreement with Quaker, a unit of PepsiCo Beverages and Foods, one of the worlds largest consumer brand companies. These products are extensions of one of Quaker’s category-leading brands and were launched nationally in 2005.

Delmonte

In June 2005, we began manufacturing shelf stable bowl products for Delmonte’s use in their private label soup business under a five-year agreement. Subsequently in early 2006, Delmonte sold their private soup label business to a third party who has yet to determine if Wornick will continue to be the manufacturer of choice for this business. We are currently working with Delmonte and are evaluating our options under the existing agreement.

Keefe

In March 2005, we began manufacturing shelf stable products pursuant to an exclusive five-year agreement with automatic renewal for a three-year term. Keefe is a leading supplier to and operator of correctional institution commissaries throughout the United States. Wornick provides shelf-stable pouched entrees for sale within these commissaries under the Keefe name brand.

Other Customers

In December 2005, we entered into a three-year agreement with three-year automatic renewals to produce shelf-stable entrees in bowls and pouches as well as shelf-stable meal kits. The customer is a fast growing provider of direct to consumer marketed foods with specific nutritional needs. The customer cannot be disclosed because of applicable confidentiality obligations.

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

Branded Consumer Products

In 2000, we developed, produced, and marketed Homestyle Express, an award-winning brand of shelf-stable, single-serve bowl meals positioned to offer good tasting, convenient food for busy adult consumers. Homestyle Express was consistently recognized for its superior taste and has received Gold Medal Taste Awards for Excellence from the American Tasting Institute for four consecutive years beginning in 2001. It also received the Best New Product Award from the Convenience Store News and several “innovation in packaging” awards.

The Homestyle Express product line consisted of five entrées packed in shelf-stable microwaveable 10.5-ounce bowls that require no refrigeration and heat in 90 seconds and three Asian Style Selections that were packed in 18-ounce stand-up pouches which were ready to heat and serve in two minutes. We offered Homestyle Express products for sale through various channels, including mass merchandise outlets, grocery stores, drug stores, convenience stores and warehouse clubs.

Our Homestyle Express products were initially sold in stores operated by Wal-Mart Stores, Inc., or “Wal-Mart.”  However, due to slow sales, we have not achieved our sales and profitability targets for this brand and in the third quarter of 2005 we discontinued sales of this line.

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

We began shipping our Great Food Express commercial foodservice brand in the first quarter of 2004 to customers such as Kroger supermarket delis and the U.S. Navy. In addition, we plan to expand the scope of our participation in the UGR-A program by directly supplying our own frozen dinner entrées for the program in three-to-five pound Great Food Express pouches. We have been approved for 2 of 14 total dinner menus and are seeking to gain additional approvals in 2006. Finally, we additionally launched our foodservice direct sales channel to prime military foodservice vendors via the launch of our A la Smart brand in July 2005.

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

Co-Manufacturing

Historically, we acquired new co-manufacturing business by responding to potential customers’ requests for proposals and in 2005 we actively pursued new co-manufacturing business through the execution of multiple projects for strategic accounts that are leaders in their respective food categories. We plan to aggressively market our supply chain services and value-added product solutions while leveraging our extensive existing contacts and support infrastructure.

In our co-manufacturing program, our Chief Operating Officer is responsible for coordinating the deployment of internal resources, including research and development, engineering, supply chain management and manufacturing, to execute a comprehensive, turnkey commercialization plan to develop, test, and ultimately manufacture new products. After a product is launched, the account is assigned to a customer service representative, who is responsible for day-to-day account management.

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

Branded Foodservice Business

Our branded foodservice business is managed by our vice president of sales and marketing. We handle our Great Food Express military sales directly. We have introduced Great Food Express into the military prime vendor feeding programs through our strong existing military business relationships.

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

Product Development

In 2003, we constructed a modern product development facility to support our ongoing efforts to refine and improve the quality of our existing products. We maintain an ten-person research and product development team with culinary expertise, in-house process authority and food science knowledge. This team supports our commercial and military product development and collaborates with our co-manufacturing customers. For the military products, the team develops a wide range of products from breakfast to dessert, that meet stringent government nutritional requirements. In addition, we have worked with the U.S. Government on creating packaging materials for field rations, such as our development and production of the Tray-Pack for the UGR-H&S program. This team also provides expertise on package selection to ensure that the packaging can withstand airdrop, rough handling and temperature extremes. In addition, this team works with our engineering staff and operations personnel to develop the product, package and process for each product concept.

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

Customers

Our sales are predominantly derived from three contracts with the DSCP, which is responsible for the procurement of military field rations for the DoD. Approximately 81% of our net sales for the year ended December 31, 2005 were made directly or indirectly to the U.S. Government.

Our primary co-manufacturing customers include Delmonte, Keefe, Kraft, Gerber, Quaker and other co-manufacturing customers, which collectively accounted for approximately 16% of our net sales for the year ended December 31, 2005. For the year ended December 31, 2005, our branded consumer, foodservice and miscellaneous products accounted for approximately 3% of our net sales.

Competition

The MRE rations supply market is limited to us and two competitors: Ameriqual Foods, Inc. and SOPAKCO, Inc. Both of our competitors in this market manufacture extended shelf-life foods similar to ours. Their products include MREs, TOTMs and HDRs as well as several commercial products. In the UGR-A market, we compete with Ameriqual Foods, Inc., Labatt Foods, a regional foodservice distributor, and The Advocacy and Resource Center. In the Tray-Pack market, our sole competitor has been Stegner Foods, or “Stegner,” a small specialty food products manufacturer based in Bridgetown, Ohio. In January 2005, Stegner ceased operations indefinitely. We are the only company with prime vendor contracts in each of the MRE, UGR-A and UGR-H&S programs. Our contracts under these programs are subject to the risks related to government contracts. For a discussion of these risks, please see the related risk factors under Part I, Item 1A, “Risk Factors—Risks Related to Our Business.”

In the commercial extended shelf-life foods market, our main competitors include Truitt Bros., Inc. and Ameriqual Foods, Inc.

In the branded foodservice market, our competitors include major consumer branded food companies, such as Hormel Foods Corporation and General Mills, Inc.’s Betty Crocker. Competitors to our Great Food Express line include frozen as well as canned products.

Regulatory Matters and Government Contracts

For the year ended December 31, 2005, 81% of our net sales were derived from contracts with the U.S. Government or U.S. Government agencies. Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

The U.S. Government has significant unilateral rights under our contracts, including the ability to suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, terminate existing contracts, reduce the value of existing contracts through partial termination and audit our contract-related costs and fees, including allocated indirect costs. Each of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Under termination for default provisions, we are liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Intellectual Property

We have registered the names Homestyle Express®, Great Food ExpressTM and Asian Style SelectionsTM and certain other names used by our products as trademarks or service marks with the U.S. Patent and Trademark Office. We are not aware of any existing infringing uses that could materially affect our business.

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

Employees

We employ individuals with a high level of food industry experience and production expertise to ensure product quality and operational efficiency. As of December 31, 2005, we had approximately 768 full-time employees. Approximately 84% of our employees are engaged in production, 1% of our employees are engaged in research and development and 15% of our employees are engaged in sales, marketing, product support and general administration. We rely on a substantial number of temporary employees on a continuing basis at our McAllen, Texas facilities, and during surge production periods at our Cincinnati, Ohio facilities. None of our workforce is unionized. We believe that we generally have good relations with our employees.

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

Item 1A:   Risk Factors

Investors should carefully consider the following risks and the other information in this report and our other filings with the SEC before deciding to invest in our company or to maintain or increase any investment. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, it could have a material adverse effect on our business, results of operations, or financial condition and the price of our company’s securities could decline and investors might lose all or part of their investment.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have substantial indebtedness. As of December 31, 2005, we had approximately $125.0 million of secured indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

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

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the exchange notes restrict, but do not completely prohibit, us from doing so. Our credit facility permits additional borrowings up to $25 million and all of those borrowings will rank equal in right of payment to the exchange notes and guarantees. We may draw down additional amounts under our credit facility to provide funds for operations. If new debt is added to our current debt levels, the related risks that we now face could intensify. See Part II, Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”.

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

Our sales are predominantly derived from three contracts with the DSCP, which is responsible for the procurement of military field rations for the DoD. Approximately 82.6% and 81.4% of our sales for the years ended December 31, 2004 and December 31, 2005, respectively, were made directly or indirectly to the U.S. Government. Approximately 54.1%, 23.7% and 3.7% of our sales for the year ended December 31, 2004 and approximately 55.2%, 21.7% and 2.4% of our sales for the year ended December 31, 2005 were derived from our MRE program contract, UGR-A program and Tray-pack program, respectively. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flow.

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

Renewal and follow-on contracts are important because our contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of our contracts with the U.S. Government is between one and five years. The loss of revenues from our possible failure to obtain renewal or follow-on contracts may be significant because our U.S. Government contracts account for a substantial portion of our revenues.

Our fixed-price contracts could subject us to losses in the event that we have cost overruns.

Approximately 59.7% and 58.9% of our net sales for the years ended December 31, 2005 and December 31, 2004, respectively, were generated through fixed-price contracts with the U.S. Government. In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on fixed-price contracts, thereby reducing our profit margin. Cost overruns may result in a loss. Further risks associated with fixed-price contracts include the difficulty of estimating costs that are related to performance in accordance with contract specifications and the possibility of obsolescence in connection with long-term procurements. We may not be able to accurately estimate the costs of the ingredients that we use to manufacture our products, as well as the materials we use to process and package our products, because their prices have been, and we expect them to continue to be, subject to volatility. Also, any failure to anticipate technical problems, estimate costs accurately or control costs during performance of a contract can reduce our profitability. Under fixed-price contracts, we may not be able to pass price and cost increases on to our customers, which could have an adverse effect on our financial results.

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

In particular, there has been an increase in demand for our military food products associated with U.S. military operations since September 11, 2001. Our net sales and net income increased beginning in the fourth quarter of 2002 and continued through 2005 as a result of the significant increase in military demand due to U.S. operations in Iraq and ongoing operations in Afghanistan as well as the use of our products in disaster relief efforts both within the United States and abroad.

During 2005, orders for our military food products significantly increased relative to comparable periods in 2004. As a result, our net sales and net income for the year ended December 31, 2004 were materially higher than for the year ended December 31, 2004.  We believe that the demand for our military food products will decrease modestly as deployments of U.S. armed forces in Afghanistan and Iraqi decrease and that our post-war volumes under the new MRE-26-to-30 contract will return over time to more predictable and steady volume levels.  However, demand may not remain at current levels and fluctuations in the military’s demand for our food products may have a material adverse effect on our results of operations or financial condition.

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

Backlog represents products or services that our customers have committed by contract to purchase from us and for which we have firm orders and production schedules. A large portion of these commitments is terminable by the customer at will. Our total backlog as of December 31, 2005 was $67.2 million. As of December 31, 2005, 70.5% and 29.5% of our backlog was derived from our contracts with the DSCP and our commercial contracts, respectively. Backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We have no redundant production facilities. Therefore, the loss of one of our facilities would materially adversely affect our production capability.

Each of our discrete manufacturing operations occurs at one of two facilities with no operating redundancy between the facilities. In particular, virtually all of our thermostabilization processing is conducted at our Cincinnati facility. Our leases for these sites expire in 2010. We may lose production capability if a natural or other disaster were to occur that affected one of our significant facilities or if we were unable to renew an expired lease for any such facility. The loss of either manufacturing facility would materially adversely affect our production capacity and could have a material adverse effect on our results of operations or financial condition. Our efforts to consolidate our McAllen, Texas Assembly operations in the Greater Cincinnati Tri-state area could increase this risk.

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

TWC Holding LLC, our direct parent, owns 100% of our common stock. As a result, Veritas Capital Management, through our Parent Company, is able to control all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The Veritas Capital Fund II, L.P. controls the voting of the shares of our common stock held by our Parent Company and, in turn, is controlled by Veritas Capital Management. Veritas Capital Management, some members of which are members of our board of directors, has significant influence on our overall operations and strategy. We cannot assure you that the interests of our Parent Company, The Veritas Capital Fund II, L.P., Veritas Capital Management or any of their affiliates will coincide with the interests of the holders of our other securities. To the extent that conflicts of interest may arise, our Parent Company, The Veritas Capital Fund II, L.P., Veritas Capital Management or any of their affiliates may resolve those conflicts in a manner adverse to us or to you or other holders of our securities.

We depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Our Chief Executive Officer is the only executive bound by an employment agreement with us, our other executives are not presently bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives. See Part III, Item 10, “Directors and Executive Officers of the Registrant.”

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

We have registered the names Homestyle Express®, Great Food ExpressTM and Asian Style SelectionsTM and certain other names used by our products as trademarks or service marks with the U.S. Patent and Trademark Office. The measures we have taken to protect our intellectual property in the United States and foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

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

Item 1B:   Unresolved Staff Comments

None.

Item 2:   Properties

We lease all of the real property that we use in conducting our business. The following table presents certain information on our operating properties as of December 31, 2005:

Location	Sq. Feet	Use	Lease Experation
4701 Creek Road, Suite 200 Cincinnati, Ohio	17,500	Corporate Headquarters	June 30, 2011

10825 Kenwood Road Cincinnati, Ohio	182,000	Food manufacturing, office space	December 31, 2010

4700-4750 Creek Road Cincinnati, Ohio	156,200	Sales, marketing, warehouse and refrigerated assembly	July 31, 2008

200 North 1st Street McAllen, Texas	143,352	MRE assembly, sub-assembly,	December 31, 2010

5700 S. International Parkway McAllen, Texas	171,200	UGR-A raw material storage and assembly	February 28, 2008

5000 George McVay Drive McAllen, Texas	61,200	MRE raw materials storage and receiving	February 28, 2006

Kenwood Road Cincinnati, Ohio	49,000	Parking lot	December 17, 2010

310 East Beech Street McAllen, Texas	16,800	UGR-A frozen raw material storage and assembly	Month-to-month

1512 “C” Mid-Cities Drive Pharr, Texas	5,700	Equipment storage	Month-to-month

307 E. Earling Pharr, Texas	4,600	Document storage	December 31, 2010

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

Item 4:   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II.

Item 5:   Market For Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our common stock is held by our Parent Company, so there is no trading market for our common stock. For more information about the ownership of our Parent Company, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have not paid any dividend on our common stock to date. Our working capital facility and the notes contain restrictions on our ability to pay dividends on our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long Term Debt Expenditures,” and Note 6 to our financial statements. The payment of dividends on our common stock is also subject to the requirements of Delaware law. We have not paid any dividends on our common stock since our inception in November 2003.

Item 6:   Selected Financial Data

The following table presents the selected consolidated financial data of The Wornick Company, a Nevada corporation (the “Predecessor”), and its consolidated subsidiaries as of and for each of the three fiscal years ended December 31, 2001, 2002 and 2003 and the six months ended June 30, 2004. The selected consolidated financial data as of December 31, 2002 and 2003, and for the years ended December 31, 2001, 2002 and 2003 and the six months ended June 30, 2004 have been derived from the Predecessor’s audited historical financial statements for the respective periods.

The table also includes the selected consolidated financial data of The Wornick Company, a Delaware corporation (the “Successor”) and its consolidated subsidiaries as of and for the six months ended December 31, 2004 and for the fiscal year ended December 31, 2005.  The selected consolidated financial data of the Successor as of December 31, 2005 and 2004 and for the year ended December 31, 2005 and for the period from July 1, 2004 through December 31, 2004 have been derived from, and should be read together with, the Successor’s audited financial statements for such period.

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

	Predecessor				Successor
					Six-Month
				Six-Month	Period Ended	Fiscal Year Ended
	Fiscal Year Ended December 31,			Period Ended	December 31,	December 31,
(dollars in thousands)	2001	2002	2003	June 30, 2004	2004	2005
Income Statement Data:
Net sales	$94,191	$130,434	$318,370	$80,924	$100,381	$257,878
Cost of sales	77,419	108,418	265,447	67,753	83,308	210,897

Gross profit	16,772	22,016	52,923	13,171	17,073	46,981
Selling, general and administrative expenses	11,598	21,043	27,008	12,459	9,072	23,339

Operating profit	5,174	973	25,915	712	8,001	23,643
Other income (expense):
Interest expense	(1,012)	(671)	(537)	(100)	(7,151)	(14,402)
Interest income	132	99	244	507	87	210
Other income	781	849	980	369	4	(201)

Total other income (expense)	(99)	277	687	776	(7,060)	(14,393)

Income before income taxes	5,076	1,250	26,602	1,488	941	9,249
Income tax expense	278	(31)	439	41	964	2,633

Net income	$4,797	$1,281	$26,163	$1,447	$(23)	$6,617

	Predecessor			Successor
	At December 31,			At December 31,
(dollars in thousands)	2001	2002	2003	2004	2005
Selected balance sheet data
Cash and cash equivalents	$2,264	$1,042	$5,291	$3,289	17,331
Investments	929	3,000	8,993	—	—
Property, plant and equipment, net	10,448	14,670	21,718	32,794	42,914
Total assets	43,407	63,698	86,709	180,522	209,171

Total debt (excluding book overdrafts)	14,628	18,175	4,993	125,000	125,000
Total equity	17,677	23,499	57,155	37,623	44,326

	Predecessor				Successor
					Six-Month
				Six-Month	Period	Fiscal Year
				Period	Ended	Ended
	Fiscal Year Ended December 31,			Ended June	December	December 31,
(dollars in thousands)	2001	2002	2003	30, 2004	31, 2004	2005
Other financial data:
Depreciation of property, plant and equipment	$1,223	$1,632	$2,300	$1,387	$1,756	3,926
Goodwill amortization	775	—	—	—	—	—
Captial expenditures	6,225	6,046	12,526	2,383	4,301	13,612
Net cash provided by (used in):
Operating activities	6,894	2,933	34,552	(472)	10,125	27,654
Investing activities	(6,030)	(7,863)	(17,708)	(11,792)	(169,336)	13,612
Financing activities	(316)	3,708	(12,595)	8,314	162,500	—
EBITDA (a)	7,953	3,455	29,195	2,468	12,108	32,062
Adjusted EBITDA (a)	10,323	15,058	43,714	10,473	14,532	32,149

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

	Predecessor				Successor
				Six-Month	Six-Month
				Period Ended	Period Ended	Fiscal Year Ended
	Fiscal Year Ended December 31,			June 30,	December 31,	December 31,
(dollars in thousands)	2001	2002	2003	2004	2004	2005

Net income	$4,797	$1,281	$26,163	$1,447	$(23)	$6,617
Interest expense (income), net	880	572	293	(407)	7,064	14,192
Income tax expense (benefit)	278	(31)	439	41	964	2,633
Depreciation of property and Equipment	1,223	1,632	2,300	1,387	1,756	3,926
Amortization of intangibles	775	—	—	—	2,347	4,695
EBITDA	7,953	3,454	29,195	2,468	12,108	32,062
Non-recurring charges related to inventory step-up	—	—	—	—	1,767	—
Non-recurring transaction expenses	—	—	829	1,681	511	—
Non-cash charges relating to ESOT compensation expenses	1,576	4,541	7,493	2,344	—	—
Non-cash charges relating to stock option compensation expenses	794	7,063	5,364	713	—	—
Other stock based compensation expenses	—	—	833	3,267	146	86
Adjusted EBITDA	$10,323	$15,058	$43,714	$10,473	$14,532	$32,149

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of our Predecessor Company, or the “Predecessor,” as of and for the fiscal years December 31, 2003 and the six months ended June 30, 2004 and the financial condition and results of operations of our company, or the “Successor” or the “Company,” as of and for the six months ended December 31, 2004 and as of and for the fiscal year ended December 31, 2005. This section should be read in conjunction with our Consolidated Financial Statements and considered with Part I, Item 1A, “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

As a result of the acquisition transaction as described in Note 2 to our Consolidated Financial Statements and elsewhere in this filing we have combined the results of the Predecessor for the six months ended June 30, 2004 and the Company for the six months ended December 31, 2004 in the discussion below in order to provide investors more meaningful period-to-period comparisons. However, as a result of the acquisition transaction and related financings, the historical consolidated financial and other data of the Predecessor may not be comparable to the Company’s financial data. Most notably, the liquidity position of the Company is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004. In addition, as a result of the acquisition transaction, a new basis was established as of July 1, 2004 for each of our assets. Accordingly, the combined pro forma financial information for the twelve months ended December 31, 2004 combines results of operations under two separate bases of accounting, the Predecessor’s basis and the Successor’s basis.

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

Executive Overview

We are a leading supplier of individual and group military field rations to the DoD. We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of MREs, UGR-As and the polymeric trays used in the UGR-H&S program. Some of our other customers include Delmonte, Gerber, Kraft, Quaker and the Canadian Ministry of Defense.

The majority of our net sales are derived from contracts with the DoD, through the DSCP. Sales to the U.S. Government accounted for approximately 89.4% for the year ended December 31, 2003, 82.6% for the pro forma year ended December 31, 2004, and 81.4% for the year ended December 31, 2005. Our U.S. Government receivables at December 31, 2004 and 2005, accounted for approximately 73.1% and 72.9%, respectively, of our accounts receivable.

Sales to the military depend to a significant extent on troop deployment levels, mobilization strategies, training exercise activities and the general level of the DoD budget. In 2003, there was a significant increase in military demand due to U.S. troop deployment in Iraq, Afghanistan and elsewhere, and this increase resulted in a significant increase in our net sales for 2003. During 2004, orders for our military food products significantly decreased relative to comparable periods in 2003. During 2005, significant weather driven relief events within the United Stated contributed to stronger than expected demand for our

MRE products in the fourth quarter. We believe that the demand for our military food products will decrease modestly as deployments of U.S. armed forces in Afghanistan and Iraqi decrease and that our post-war volumes under the new MRE-26-to-30 contract will return over time to more predictable and steady volume levels. However, demand may not remain at current levels or fluctuations in the military’s demand for our food products may have a material adverse effect on our results of operations or financial condition. See Part I, Item 1, “Business—Industry Outlook—Military.”

We are focused on maintaining our position as the only supplier to participate in all of the U.S. military’s major field feeding programs (MRE, UGR-A and UGR-H&S), and we seek to increase our participation in these programs as the DSCP continues to outsource production activities that are currently performed by the U.S. Government. Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment based on the actual costs incurred, except for key commodity items which are priced according to industry indexes. Although our fixed-price contracts generally permit us to keep profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on these contracts. In fiscal 2005, we had two primary fixed-price contracts, one for MREs and one for Tray-Packs. We expect to complete deliveries against our current MRE-25 contract during April 2006 and we anticipate that the new five year MRE-26 award will be announced during the same period. Our indefinite delivery, indefinite quantity contract for the UGR-A modules calls for delivery on an order-by-order basis. Every week, we and other contractors submit updated component pricing to the DSCP for the next week to adjust for commercial component price fluctuations. This component price information is used to determine the price for all UGR-As ordered during the following weekly period. This component pricing is subject to retroactive audit adjustment by the DoD, however we believe the magnitude of any such adjustment is insignificant based primarily on our pricing policies with the DoD as well as the results of prior DoD audits. For the year ended December 31, 2003 and, on a pro forma basis, 2004, and for the year ended December 31, 2005 we generated approximately 49.5%, 58.9% and 59.7% of our net sales from fixed-price contracts and approximately 39.9%, 23.7% and 21.7% from the indefinite delivery, indefinite quantity contract, respectively.

In 1998, we began to expand our commercial business. As part of our commercial expansion, we have established co-manufacturing relationships with leading branded companies such as Delmonte, Gerber, Kraft and Quaker for a variety of extended shelf-life products. See Part I, Item 1, “Business—Industry Outlook—Commercial.”

In 2000, we launched our own line of consumer branded food, Homestyle Express. Our Homestyle Express brand was positioned in the consumer retail channel and in distribution with accounts such as Kroger, Walgreen, Publix, and 7-Eleven. While consumer feedback on the Homestyle Express brand was favorable, we were not generating the sales and profitability we initially targeted. As such, we made the strategic decision to discontinue these product lines during fiscal year 2005. During fiscal year 2005, we incurred net losses on our sales of Homestyle Express of approximately $539,000. We anticipate no further charges related to the discontinuance of this product in fiscal year 2006.

An increasing amount of our revenues is derived from co-manufacturing contracts with leading branded food companies. Revenues derived from our co-manufacturing contracts represented approximately 8.0%, 12.3% and 15.7% of our revenues for the year ended December 31, 2003, on a pro forma basis, 2004, and for the year ended December 31, 2005, respectively. Receivables from commercial co-manufacturing customers accounted for approximately 18.5% and 18.3% of trade accounts receivable as of December 31, 2004 and 2005, respectively. Our co-manufacturing contracts are performed under several different pricing arrangements, ranging from “toll only,” under which we are responsible for labor, overhead and profits, but not materials, to fully-costed contracts under which we also purchase the materials.

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

In evaluating our financial condition and operating performance, our senior management focuses on net income, cash flow, sales growth, EBITDA and adjusted EBITDA. Continued growth of our net income and cash flow will depend on improving operating efficiencies, managing capital expenditures and increasing our net sales. Our future military sales growth will depend on our ability to increase our penetration in existing programs and by expanding our sales to include activities that are newly outsourced by the U.S. Government. In addition, our commercial sales growth will depend on our continued development of our co-manufacturing relationships and expansion into other niche markets. Over the long term, we intend to continue to increase the percentage of our sales attributable to our commercial business. Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because EBITDA, which eliminates the effects of income taxes, financing and the accounting effects of capital spending, each of which may vary for different companies for reasons unrelated to overall operating performance, and the adjustments made in arriving at adjusted EBITDA, provide information regarding our ability to service and/or incur debt. Furthermore, the indenture governing the notes contains covenants based on adjusted EBITDA. For a discussion of EBITDA and adjusted EBITDA, see Note (a) to Part II, Item 6, “Selected Financial Data.”

Critical Accounting Policies

The following significant accounting policies affect the judgments, estimates and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies are more fully described in Note 3 to our consolidated financial statements.

Revenue Recognition. We recognize revenue from product sales when title and risk of loss transfers to the customer, which is generally upon shipment. We record estimated discounts as a reduction in revenue in the same period revenue is recognized based on historical experience.

Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment. Indefinite delivery, indefinite quantity contracts are subject to component pricing . This component pricing is subject to retroactive audit adjustment by the Department of Defense. The magnitude of any such adjustment has historically been immaterial.

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

Stock Option Plans. As permitted by the Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we have elected to apply the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”), in recognizing costs associated with our stock option plans. Under Opinion No. 25, compensation is measured as the difference between the option’s exercise price and the fair value of the underlying shares at the measurement date and subsequent changes in the fair value of the underlying shares through the date the option is exercised or otherwise settled. The measurement date is the first date on which both the number of shares subject to the option and the option exercise price are known. All of our option arrangements are compensatory. The related compensation expense has been determined based upon the estimated fair value of our common stock.

Income Taxes. The Predecessor had elected to be taxed as a Sub-Chapter S corporation for federal income tax purposes. The Successor has not made this election and will be subject to federal income taxes. For state tax purposes, income taxes were accounted for under the asset and liability method during 2002 and 2001. Beginning in 2003, the Predecessor was no longer subject to state income taxes.

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

Results of Operations

The following pro forma table summarizes our historical operations for the fiscal years ended December 31, 2003, the pro forma year ended December 31, 2004, and the fiscal year ended December 31, 2005:

	Predecessor		Successor		Successor
		Six-Month Period	Six-Month Period	Pro Forma
	Year ended December	Ended	Ended	Year Ended December	Year Ended December
(dollars in thousands)	31, 2003	June 30, 2004	December 31, 2004	31, 2004	31, 2005
				(Unaudited)
Income statement data:
Net sales	$318,370	$80,924	$100,381	$181,305	$257,878

Cost of sales	265,447	67,753	83,308	151,061	210,897
Gross profit	52,923	13,171	17,073	30,244	46,981
Selling, general and administrative expenses	27,008	12,459	9,072	21,531	23,339
Operating profit	25,915	712	8,001	8,713	23,643
Other income (expense):
Interest expense	(537)	(100)	(7,151)	(7,251)	(14,402)
Interest income	244	507	87	594	210
Other income, net	980	369	4	373	(201)
Total other income (expense)	687	776	(7,060)	(6,284)	(14,393)
Income before income taxes	26,602	1,488	941	2,429	9,249
Income tax (income) expense	439	41	964	1,005	2,633
Net income(loss)	$26,163	$1,447	$(23)	$1,424	$6,617

Comparison of the fiscal year ended December 31, 2005 to the twelve months ended December 31, 2004, on a pro forma basis

Net Sales. Our net sales for the fiscal year ended December 31, 2005 were $257.9 million representing an increase of $76.6 million or 42.2%, compared to net sales of $181.3 million for the pro forma year ended December 31, 2004. The increase in net sales resulted primarily from increased sales to the Department of Defense of approximately $60.2 million and increased sales of our co-manufactured products of approximately $18.1 million. The increase in DoD sales was driven by higher Meals Ready-to-Eat (MRE) sales of approximately $44.3 million which resulted from MRE surge sales primarily occurring in the first and fourth quarters of fiscal 2005, increased sales of Unitized Group Ration –A (URG-A) sales of approximately $13.2 million primarily in support of military operations Outside the Continental United States (OCONUS) and increased other military sales of approximately $3.1 million primarily in support of Humanitarian causes associated with Hurricane Katrina and fiscal 2005 earthquake relief efforts in Pakistan. The increase in co-manufacturing sales resulted from increased sales to existing co-manufacturing customers Kraft and Gerber of approximately $4.8 million and approximately $14.3 million in sales to new co-manufacturing customers, Quaker, Keefe, Delmonte and our other co-manufacturing customer added during fiscal 2005. Increases in military and co-manufacturing sales were partially offset by lower sales in our specialty and other product sales of approximately $1.7 million.

Gross Profit. Our gross profit for the fiscal year ended December 31, 2005 was approximately $47.0 million representing and increase of $16.7 million or 55.3%, as compared to the pro forma twelve months ended December 31, 2004 gross profit of approximately $30.2 million. Our gross profit as a percentage of sales was approximately 18.2% and 16.7% for the year ended December 31, 2005 and pro forma twelve month period ended December 31, 2004, respectively. The increase in gross profit was driven by approximately $13.0 million associated with DoD sales which consisted of higher pricing on MRE-26 base sales which began in the second quarter of fiscal 2006 as compared to MRE-25 pricing for add-on sales in fiscal year 2005 as well as higher volume sales due to surge orders which occurred in the first and fourth quarters of 2006. In addition to the effect of the MRE sales noted above, contributing to the higher DoD gross profit was a significantly higher volume of UGR-A orders in fiscal 2005 as compared to 2004, primarily related to OCONUS orders of approximately $13.2 million. Co-manufacturing sales also contributed approximately $3.7 million more in gross profit in fiscal 2005 as compared to fiscal 2004 due to higher volume sales to existing co-manufacturing customers and the addition of several new customers that did not exist in fiscal 2004. These increases in gross profit were partially offset by specialty and other sales losses that were not significant.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the fiscal year ended December 31, 2005 was approximately $23.3 million representing an increase of $1.8 million or 8.4% as compared to selling, general and administrative expenses of approximately $21.5 million for the pro forma twelve months ended December 31, 2004. The increase in selling, general and administrative expenses was largely attributable to expenditures on the corporate facility build-out, professional and legal consulting fees and cost attributable to additional hiring of corporate and operational personnel to support future growth which occurred in the second half of fiscal 2005.

Operating Profit. Our profit from operations for the year ended December 31, 2005 was approximately $23.6 million, representing an increase of approximately $14.9 million or 171.4% over the pro forma profit from operations for the twelve months ended December 31, 2004 of approximately $8.7 million. This increase in profit from operations was primarily the result of increased DoD sales revenue and volume on MRE contracts and co-manufacturing sales which were offset by higher selling, general and administrative cost as noted above.

Interest Expense. Our interest expense for the year ended December 31, 2005 was approximately $14.4 million, representing an increase of $7.1 million as compared to interest expense of approximately $7.3 million the pro forma twelve months ended December 31, 2004. The increase in interest expense in 2005, primarily resulted from six additional months of interest expense on our long term debt for the senior secured $125 million notes and includes amortization cost of bond issuance of approximately $683,000.

Interest Income. Our interest income for the year ended December 31, 2005 was approximately $210,000, representing a decrease of approximately $384,000 as compared to interest income of approximately $594,000 for the pro forma twelve months ended December 31, 2004. The decrease in interest income was largely attributable to investments held by the Predecessor in the first six months of fiscal year 2004, which were not purchased in the transaction.

Other Income (expense). Our other expense was approximately $201,000 for the year ended December 31, 2005 representing a decrease of approximately $574,000 as compared to other income of approximately $373,000 for the pro forma twelve months ended December 31, 2004. The increase in other expense as compared to other income is largely attributable to an additional $150,000 in management fees paid to Veritas Capital Management for twelve months of service as compared to six months in fiscal 2004 which were further offset by decreased or expiring Value Engineering, or “VE,” program incentives for U.S. Government contractors, where the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.

Income Tax Expense. The provision for federal, state and local income taxes for the year ended December 31, 2005, was approximately $2.6 million, or 28.5% of pretax income, compared to a provision for federal, state and local income taxes of approximately $1.0 million, or 41.4% of pretax income for the pro forma twelve months ended December 31, 2004. The reason for the decrease in provision as a percentage of net income is due to the release of allowances against deferred tax assets in fiscal 2005 which were initially established in fiscal 2004.

Net Income. As a result of the foregoing, we earned net income of $6.6 million for the year ended December 31, 2005, representing an increase of approximately $5.2 million, compared to a pro forma net income of approximately $1.4 million for the twelve months ended December 31, 2004.

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

Other Income, Net. Our other income in the twelve months ended December 31, 2004, on a pro forma basis, was approximately $373,000, representing a decrease of approximately $607,000, or 61.9%, compared to other income of approximately $980,000 in the year ended December 31, 2003. This decrease in other income was a result of reduced rebates from the VE program, which are recognized as earned over a period of three years. The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the DSCP. Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.

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

Operating Segment Results

We have two reportable segments. The RAD division is our core military supply business and the PFD division includes military supply as well as our core commercial business. In addition, the PFD division supplies the RAD division with intermediate items (approximately 31% at December 31, 2005) used to assemble products distributed by the RAD division as well as directly supplying military customers with certain items. The discussion below of the operating results of these two segments should be read in conjunction with Note 14 to our Consolidated Financial Statements.

Comparison of the year ended December 31, 2005 to the pro forma twelve months ended December 31, 2004

Net Sales. Net sales for the RAD segment increased by approximately $59.0 million for the year ended December 31, 2005, compared to the pro forma twelve months ended December 31, 2004, as a result of increased MRE and UGR-A sales ($44.3 million and $13.2 million, respectively) increases to support surge and overseas operations. The remaining difference is primarily the result of other military sales which includes approximately $1.6 million in sales to support of humanitarian efforts following Hurricane Katrina and the Pakistani earthquake. Net sales for the PFD segment increased by approximately $17.6 for the year ended December 31, 2005, compared to the pro forma twelve months ended December 31, 2004 (excluding intersegment sales, which declined by approximately $1.0 million during the same period) due primarily to increased co-manufacturing sales increases of approximately $18.1 million which were slightly offset by overall decreases in military tray pack, specialty and other sales.

Operating Profit. Profit from operations for RAD increased by approximately $27.3 million for the year ended December 31, 2005 as compared to the pro forma twelve months ended December 31, 2004 as a result of the increased sales and volumes noted above. Also included in the operating profit of our RAD segment is an estimated $11.1 million that would have been previously recognized by our PFD segment on MRE shipments to the RAD segment (intersegment sales which are now recorded at cost). Profit from operations for the PFD segment decreased by $9.2 million for the year ended December 31, 2005, compared to profit from operations for the pro forma twelve months ended December 31, 2004 for the PFD segment due to approximately $11.1 million in gross profit from intercompany sales now being included in the RAD segment as discussed above. The remaining difference is represented by the increased gross profit on co-manufacturing and Canadian sales of approximately $4.2 million and is offset by decreased operating profit on specialty and other sales and increased selling, general and administrative expenses.

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

Operating Profit. Profit from operations for RAD decreased by $17.4 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 for the RAD segment due to a decrease in sales to the DoD and a return to non-surge production in 2004. Profit from operations for PFD decreased by $4.5 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 for the PFD segment due to a decrease in sales to the DoD and inter-segment sales and the discontinuation of a product line by Kraft in 2004.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities and our capital expenditures for the fiscal year ended December 31, 2003, the six months ended June 30, 2004 and December 31, 2004 and the fiscal year ended December 31, 2005.

	Predecessor		Successor		Successor
				Pro forma
			Six-Month	Year End
		Six-Month	Period Ended	December 31,
	December 31,	Period Ended	December 31,	2004	December 31,
(dollars in thousands)	2003	June 30, 2004	2004	(Unaudited)	2005
Net cash provided by (used in):
Operating activities	$34,552	$(472)	$10,125	9,653	$27,654
Investing activities	(17,708)	(11,792)	(169,336)	(181,128)	(13,612)
Financing activities	(12,595)	8,314	162,500	170,814	—
Capital expenditures	(12,526)	(2,383)	(4,301)	(6,684)	(13,612)

Operating Activities.

Net cash provided by (used in) operating activities was approximately $27.7 million for the year ended December 31, 2005 and approximately $(472,000) and $10.1 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. Cash generated from operating activities increased for the year ended December 31, 2005 as compared to the twelve months pro forma year ended December 31, 2004 due mostly to higher military sales to the DoD and increased sales of our co-manufacturing products which were offset by overall increased selling, general and administrative expenses over the same time period. In addition, the Predecessor used additional cash to make payments related to stock options and stock-based compensation plans.

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

Investing Activities

Net cash used in investing activities was approximately $13.6 million for the year ended December 31, 2005 and approximately $11.8 million and $169.3 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. The $13.6 million investment for the year ended December 31, 2005 related to capital equipment whereas the investments of the Successor and the Predecessor for the pro forma twelve months ended December 31, 2004 was primarily due to the investments of excess cash in longer-term investments of approximately $10.0 million and $2.4 million in capital equipment. The $169.3 million investment by the Successor in the six months ended December 31, 2004 was related to the capital investment of $4.3 million and the cash used to effect the Transactions of $165.0 million.

Net cash used in investing activities was $11.8 million and $169.3 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. Cash used in investing activities was $17.7 million for the year ended December 31, 2003. The $11.8 million investment by the Predecessor in the six months ended June 30, 2004 was primarily due to the investments of excess cash in longer-term investments of approximately $10.0 million and $2.4 million in capital equipment. The $169.3 million investment by the Successor in the six months ended December 31, 2004 was related to the capital investment of $4.3 million and the cash used to effect the Transactions of $165.0 million.

Financing Activities

For the year ended December 31, 2005 there were no amounts outstanding on our line of credit and we have funded all capital expenditures with cash from operations.

We had no cash flows from financing activities for the year ended December 31, 2005.

Net cash provided by (used in) financing activities was $8.3 million and $162.5 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. For the year ended December 31, 2003, net cash used in financing activities was $12.6 million due to payments on the ESOP note and reduced borrowings on the Predecessor’s line of credit.

Capital Expenditures

Capital expenditures were $13.6 million for the year ended December 31, 2005 as compared to capital expenditures of $2.4 million for the six months ended June 30, 2004 and $4.3 for the six months ended December 31, 2004, for a total of $6.7 million for the twelve months ended December 31, 2004, on a pro forma basis. Expenditures during fiscal year 2005 were primarily to increase co-manufacturing capacity and the build-out of our new corporate facility whereas capital expenditures for the pro forma twelve months ended December 31, 2004 were in support of additional capacity and improvement of both military and co-manufacturing lines as well as infrastructure.

Our capital investment of $12.6 million in 2003 was significantly higher than the $6.7 million pro forma 2004 due to our investment in new equipment to maintain and increase production levels to support the DoD’s military mobilization capacity.

Long-Term Debt Expenditures

The following table summarizes the long-term debt as of December 31, 2004 and 2005:

	December 31,	December 31,
	2004	2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

	125,000,000	125,000,000
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$125,000,000

We incurred interest expense of approximately $537,000 for the year ended December 31, 2003, $7.3 for the pro forma twelve months ended December 31, 2004 and $14.4 million for the year ended December 31, 2005 which also includes approximately $683,000 of bond cost amortization. In connection with the Transactions, $13.0 million of then-existing long-term debt of the Predecessor was repaid, and we issued the original notes and entered into our new working capital facility. As a result, we have incurred and will continue to incur significant debt service payments, including interest, in future years. Total cash interest payments related to the notes will be approximately $13.6 million on an annual basis. To the extent we have borrowings outstanding under our new working capital facility, we will have additional cash interest payments.

On February 11, 2005, our Parent Company, and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of our Parent Company and TWC Holding Corp. Neither the Company nor any of its

subsidiaries guaranteed the Senior PIK notes. The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because our Parent Company is a holding company with no operations and has only its investment in the Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Company through 2011 may be required to service the $62.3 million Senior PIK notes upon their maturity.

The pro forma effect of the additional interest expense on our net income assuming the Company issued the Senior PIK notes and such issuance took place at the beginning of the year would have resulted in interest expense (pre-tax) of approximately $3,733,000 for the year ended December 31, 2005.

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

We expect our capital expenditures in 2006 to be approximately $18.6 million, primarily to support our further consolidation of operations by discontinuing our Assembly operations in McAllen, Texas and shifting the work performed at that location to the Greater Cincinnati Tri-state area and continued plant efficiency improvements.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our working capital facility. Because we did not purchase certain working capital in the Transactions, we were required to draw down $3.0 million under our working capital facility to provide funds for operations and to fund expenses incurred in connection with the Transactions. As of December 31, 2004, we had repaid the original $3.0 million and there were no borrowings outstanding on our working capital facility. Further, we have no amounts outstanding under our working capital facility at December 31, 2005

Our liquidity is dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly payroll and associated taxes, payment to our suppliers and employer portions of employee benefits. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and fund working capital. Based on our current level of operations and our anticipated growth, we believe that the cash proceeds from the issuance of the original notes, our cash from operations and other available sources of liquidity will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. See Part I, Item 1A, “Risk Factors.”

Contractual Obligations

The following sets forth our long-term debt, interest on long-term debt and operating lease obligations as of December 31, 2005:

Contractual Cash Obligations

		Payments Due by Period
		Less than	1 - 3	3 - 5	More than 5
(dollars in thousands)	Total	1 year	years	years	years
Long-term debt	$125,000	$—	$—	$—	$125,000
Interest on long-term debt	74,767	13,594	27,188	27,188	6,797
Leases	12,162	2,901	5,703	3,512	46
Total	$211,929	$16,495	$32,891	$30,700	$131,843

We had no capital lease or purchase obligations as of December 31, 2005. As a result of the acquisition transaction, we are required to pay a management fee of approximately $300,000 per year to Veritas Capital Management.

Backlog

Backlog represents products or services that our customers have committed by contract to purchase from us and for which we have firm orders. A large portion of these commitments is terminable by the customer at will. A significant portion of our sales to the DoD is pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

Our total backlog as of December 31, 2005 was $67.2 million. The following depicts our backlog as of December 31 of the year shown.

Year	Backlog (dollars in millions)
2003	$75.1
2004	92.2
2005	67.2

It is expected that a substantial portion of our backlog will be converted to revenue. However, there can be no assurance that our backlog will become revenues in any particular period, if at all. See Part I, Item 1A, “Risk Factors.” As of December 31, 2005, 70.5% and 29.5% of our backlog was derived from our contracts with the DSCP and our commercial contracts, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Internal Controls Documenting and Testing

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or “Section 404,” for the fiscal year ending December 31, 2007. We plan to begin documenting and testing our internal controls in the second quarter of 2006 in order to satisfy these requirements for fiscal year 2007. During the course of such documenting and testing, we may identify significant deficiencies or material weaknesses in our internal controls over financial reporting. Our management will likely be required to devote significant time and expense to remediate such material weaknesses, but may not be able to remediate such material weaknesses in a timely manner. If we fail to maintain the adequacy of our internal controls, our management may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. As a result, our independent auditors may be unable to express an opinion on our management’s evaluation on the effectiveness of internal controls as required by Section 404 regarding our management’s report on internal controls. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and on our access to the capital markets.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Our sales to the Canadian military comprised less than 1% of our sales in 2005, and we may from time to time enter into foreign currency forward contracts and other hedges to manage our exposure to fluctuations in foreign currency exchange rates for the Canadian dollar, the impact of which is not significant. Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk. In addition, because our customary contract terms pass through increase in costs of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk. We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.

As of December 31, 2005, no amounts were outstanding under our working capital facility. If the average outstanding amount under our working capital facility were $25 million over a one-year period, a 50 basis point increase in the prime interest rate would result in increased annual interest expense of $125,000.

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

Item 9B:   Other Information

Pursuant to the Company's obligation under Regulation FD, the Company is hereby furnishing the following information under Item 9B of this current report on Form 10-K.

On March 30, 2006 we were notified by Defense Supply Center Philadelphia, that The Wornick Company was awarded a 25% share level of the MRE-26-to-30 DoD contract which runs from fiscal 2006 through 2010. We do not anticipate that this award level will impact our strategy which we believe will continue to deliver increasing stakeholder value.

PART III.

Item 10:   Directors and Executive Officers of the Registrant

The following table sets forth the directors and executive officers of The Wornick Company and their ages as of March 31, 2006. All directors and officers serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position
Robert B. McKeon	51	Chairman and Director
Michael M. Thompson	59	President, Chief Executive Officer and Director
Jon P. Geisler	41	Chief Operating Officer
Brian A. Lutes	41	Chief Financial Officer and Treasurer
Thomas J. Campbell	47	Secretary and Director
General Barry R. McCaffrey (USA Ret.)	63	Director
Admiral Joseph W. Prueher (USN Ret.)	63	Director
Admiral Leighton W. Smith, Jr. (USN Ret.)	66	Director
Ramzi M. Musallam	37	Director

Robert B. McKeon, Chairman and Director. Mr. McKeon has been the Chairman of our board of directors and a member of our compensation committee, corporate governance and nominating committee and executive committee since June 2004. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University and the Board of Fellows of Trinity College. Mr. McKeon is also a member of the Council on Foreign Relations and a member of the boards of directors of several private companies. Mr. McKeon holds a bachelor’s degree from Fordham University and a master’s degree in business administration from Harvard Business School.

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

Jon P. Geisler, Chief Operating Officer. Mr. Geisler has been serving as Chief Operating Officer of the Wornick Company since April 2005. Mr. Geisler previously served as President and Chief Executive Officer of our Prepared Foods Division. He joined our quality assurance department in August 1985 and has worked in every operational aspect of MRE production, including as Vice President of Operations, Operations Manager, Production Manager, Production Supervisor, Process Engineer and Quality Control

Manager. He most recently served as Executive Vice President and Chief Operating Officer of the Prepared Foods Division. Mr. Geisler’s current responsibilities include oversight of operations, quality assurance, technical services and engineering. He holds a bachelor of science degree in Engineering Management from the University of Evansville.

Brian A. Lutes , Chief Financial Officer and Treasurer. Mr. Lutes has been serving as our Chief Financial Officer and Treasurer since May 24, 2005. Mr. Lutes previously served as Senior Vice President, responsible for Human Resources at Fifth Third Bancorp. Fifth Third operates more than 1,000 branches in the Midwest and Florida and has nearly $7 billion in revenues, over $100 billion in assets and more than 20,000 employees. Prior to joining Fifth Third, Mr. Lutes was employed by the General Electric Company from 1986 to 2002 where he had recently served as the Chief Financial Officer, Global Operations for GE Medical Systems. He has held other global leadership assignments within financial and risk management, executive development and global sourcing. In addition, he spent several years with GE’s Corporate Audit Staff conducting financial audits and operational reviews at nine different GE businesses. Mr. Lutes holds a bachelor of science and master of engineering degree in mechanical engineering from the University of Louisville’s Speed Scientific School and completed his MBA through the University of Connecticut’s Executive MBA Program.

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

Item 11:   Executive Compensation

The following table summarizes compensation awarded or paid by us during 2005 and 2004 to our President and Chief Executive Officer and our other executive officers. The fiscal 2004 compensation amounts in the following table for Messrs. Geisler, Cavazos, and McQuay reflect compensation paid by the Predecessor Company on or prior to June 30, 2004. Only two years of compensation information has been provided in the table as we were not a reporting company at any time during fiscal year 2003.

		Annual Compensation		Long-term Compensation
				Stock Options
	For the Year			and Restricted	All Other
	Ended			Stock Awards	Compensation
Name and Principal Position (dollars in thousands)	December 31,	Salary	Bonus	(1)	(2)
Michael M. Thompson (3)	2005	$325	$202	$51	$—
President and Chief Executive Officer,	2004	25	—	—	—

Jon P. Geisler	2005	$240	$148	$59
Chief Operations Officer,	2004	233	124	—	5

Brian A. Lutes	2005	$240	$87	$4
Chief Financial Officer and Treasurer	2004	—	—	—	—

John F, McQuay	2005	$198	$122	$—
Former Chief Financial Officer and Treasurer,	2004	174	205	—	—

Humberto “Sonny” Cavazos (4)	2005	$245	$120	$—
President and Chief Executive Officer,	2004	224	135	—	4
Right Away Division

(1)                                  During fiscal year 2004, TWC Holding LLC, our parent, granted awards of Class B interests, as described below in more detail in “—Option Plan” below and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  These awards were valued at the time of their grants as follows: Larry L. Rose, a 2.5% interest valued at approximately $488 thousand (forfeited upon resignation); Jon P. Geisler, a 1.5% interest valued at approximately $293 thousand; Humberto “Sonny” Cavazos, a 0.5% interest valued at approximately $98 thousand (relinquished in 2005); and Keith E. Frase, a 1.5% interest valued at approximately $293 thousand (forfeited upon resignation). These awarded interests are subject to a five-year vesting schedule and were deemed to have vested 10% for the six months ended December 31, 2004 for the purposes of the above table. Two additional Class B interests awards were granted by TWC Holding LLC during the year ended December 31, 2005 and have similar terms as the initial award described above.

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

Incentive Compensation Plan

Members of our management were eligible to participate in our executive incentive compensation plan beginning in 2005, which provided bonuses for certain key executives if we achieved certain performance targets set by our Board of Directors. Under the incentive plan, participants generally are eligible to receive an award based on a percentage of base salary. During fiscal 2006 we paid approximately $1.1 million to members of management under the executive incentive compensation plan that was expensed in fiscal 2005. A similar executive incentive compensation plan has been approved for fiscal year 2006.

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

Employment Arrangements

On April 11, 2005, The Wornick Company entered into an employment agreement with Michael M. Thompson to serve as the Company’s President and Chief Executive Officer. The initial term of the employment agreement extended through December 31, 2005. The employment agreement automatically renews for additional one year terms unless one of the parties provides written notice of intent not to renew the employment agreement at least 90 days prior to the expiration of the then current term. As of March 31, 2006, no such communication was made by either party to the agreement.

Our other executives are not presently bound by employment agreements with us and may resign or be terminated at any time. We may in the future enter into employment or severance arrangements with our executives.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Messrs. Campbell, McKeon and Musallam. The compensation committee makes decisions on the compensation of certain of our executive officers. There are no compensation committee interlocks (i.e., none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors). None of our directors or officers has any relationships that would require disclosure pursuant to Item 404 of Regulation of S-K (“Certain Relationships and Related Transactions”), except as described below in “—Director Compensation” and as disclosed in Item 13.

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

The following table sets forth the beneficial ownership of TWC Holding LLC as of March 27, 2006 by (i) each person or entity known to us to own more than 5% of any class of TWC Holding LLC’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group.

		Class A	Class B
	Percent of	Interests	Interests
	Class A	Distribution	Distribution
	Interests	Participation	Participation
Name of Beneficial Owner (1)	(2)(3)	(2)(3)(4)	(2)(3)(4)
Veritas Capital Management II, L.L.C. (5) 590 Madison Avenue, 41st Floor, New York, New York 10022	94.7%	88.9%	—
Robert B. McKeon (6)	94.7%	88.9%	—
Thomas J. Campbell (6)	94.7%	88.9%	—
Ramzi M. Musallam (6)	94.7%	88.9%	—
Michael M. Thompson (7)	—	—	2.5%
Jon P. Geisler	1.1%	1.0%	1.5%
Brian A. Lutes	—	—	1.0%
Humberto “Sonny” Cavazos (8)	*	*	—
General Barry R. McCaffrey (USA Ret.)	—	—	*
Admiral Joseph W. Prueher (USN Ret.)	—	—	*
Admiral Leighton W. Smith (USN Ret.)	—	—	*
All executive officers and directors as a group (11 persons) (9)	95.8%	89.9%	5.0%

*                             Less than 1%.

(1)                      Except as otherwise indicated, the address for each of the named security owners is 4701 Creek Road, Suite 200, Cincinnati, Ohio 45242.

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

(7)                      Mr. Thompson was appointed as our President and Chief Executive Officer in December 2004. On April 11, 2005 Mr. Thompson was awarded a 2.5% Class B interests award.

(8)                      Mr. Cavazos was appointed the President and Chief Executive Officer of Right Away Division in October 2004 and served as the Executive Vice President and Chief Operating Officer of Right Away Division during 2003. In fiscal 2005, Mr. Cavazos relinquished his interests in the Class B interests.

(9)                      Includes 94.7% of the Class A interests held by The Veritas Capital Fund II, L.P., beneficial ownership of which may be deemed to be shared by Messrs. McKeon, Campbell and Musallam, as the principals of Veritas Capital Management. Messrs. McKeon, Campbell and Musallam disclaim this beneficial ownership except to the extent of their pecuniary interest in Veritas Capital Management.

Securities Authorized for Issuance Under Equity Compensation Plans

For more information, see Part III, Item 11, “Executive Compensation –  Option Plan,” for a discussion of the features of the plan we utilize to incentivize our management and outside directors.

Item 13:   Certain Relationships and Related Transactions

Transaction Fee

In connection with the acquisition transaction, we paid a transaction fee of $3.0 million to Veritas Capital Management, an affiliate of The Veritas Capital Fund II, L.P., out of the proceeds of the offering of the notes. This fee has been reflected as part of the fees and expenses of the acquisition.

Management Fee

We pay an annual management fee of $300,000 to Veritas Capital Management, an affiliate of The Veritas Capital Fund II, L.P.

Item 14:   Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since the consummation of the acquisition transaction on June 30, 2004. The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for professional services for the year ended December 31, 2005 and for the six-months ended December 31, 2004 for professional services provided, as well as out-of-pocket costs incurred in connection with these services:

		Six-months
	Year ended	ended
	December 31,	December 31,
	2005	2004
Audit fees	$190,000	$150,000
Audit-related fees	6,844	146,000
Tax fees	37,000	—
All other fees	2,566	2,568
Total	$236,410	$298,568

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

Tax Fees. Consists of fees for preparation of federal, state and local income and franchise tax returns. There were no fees incurred in the six months ended December 31, 2004 for professional services rendered related to tax compliance, tax advice or tax planning.

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

For the year ended December 31, 2005 all of the audit, audit related fees, tax fees and other fees provided by PricewaterhouseCoopers LLP have been approved by the audit committee.

PART IV.

Item 15:   Exhibits, Financial Statement Schedules

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

THE WORNICK COMPANY

Date: March 31, 2006	By:	/s/ Michael M. Thompson
	Name:	Michael M. Thompson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. McKeon	Chairman of the Board of Directors	March 31, 2006
Robert B. McKeon

/s/ Michael M. Thompson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
Michael M. Thompson

/s/ Brian A. Lutes	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 31, 2006
Brian A. Lutes

/s/ Thomas J. Campbell	Secretary and Director	March 31, 2006
Thomas J. Campbell

/s/ Barry R. McCaffrey	Director	March 31, 2006
General Barry R. McCaffrey (USA Ret.)

/s/ Joseph W. Prueher	Director	March 31, 2006
Admiral Joseph W. Prueher (USN Ret.)

/s/ Leighton W. Smith	Director	March 31, 2006
Admiral Leighton W. Smith (USN Ret.)

/s/ Ramzi M. Musallam	Director	March 31, 2006
Ramzi M. Musallam

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

No annual report or proxy materials have been sent to any registrant’s security holders.

Exhibit Index

No.	Description

3.1 (1)	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on November 24, 2003

3.2 (1)	Bylaws of the Registrant

3.3 (1)	Certificate of Incorporation of Right Away Management Corporation, filed with the Delaware Secretary of State on December 18, 2003

3.4 (1)	Bylaws of Right Away Management Corporation

3.5 (1)	Certificate of Incorporation of The Wornick Company Right Away Division, filed with the Delaware Secretary of State on December 18, 2003

3.6 (1)	Bylaws of The Wornick Company Right Away Division

3.7 (1)	Certificate of Limited Partnership of The Wornick Company Right Away Division, L.P., filed with the Delaware Secretary of State on December 22, 2003

3.8 (1)	Agreement of Limited Partnership of The Wornick Company Right Away Division, L.P., entered into as of December 22, 2003

3.9 (1)	Limited Liability Company Operating Agreement of TWC Holding LLC, dated as of June 30, 2004

3.10 (1)	Amendment No. 1 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective as of August 18, 2004

3.11(4)	Amendment No. 2 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective April 11, 2005

3.11(5)	Amendment No. 3 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective November 11, 2005

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

No.	Description

4.3 (1)	Form of 10 7/8% Senior Secured Notes due 2011

4.4 (1)	Form of Guarantee

10.1 (1)	Intercreditor Agreement, dated as of June 30, 2004, among the U.S. Bank National Association and Texas State Bank

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

10.11 (1)	Amended and Restated Lease Agreement, effective December 30, 1994, between Ronald C. Wornick and Shelf Stable Foods, Inc., as amended and assigned

10.12 (1)	Standard Industrial Lease, dated March 4, 2003, between The Wornick Company Right Away Division, a Nevada corporation, and 270 Sharyland, L.P., as assigned

No.	Description

10.13 (1)	Standard Form Industrial Building Lease (Multi-Tenant), dated March 21, 2003, between The Wornick Company, a Nevada corporation, and First Industrial LP, as assigned

10.14 (1)	Lease Agreement, dated November 29, 1995, between The Wornick Company, a Nevada corporation, and Ronald C. Wornick, as amended and assigned

10.15 (1)

Contract No. SPO300-03-D-Z107 (MRE Contract), effective March 31, 2003, between Defense Supply Center Philadelphia and The Wornick Company Right Away Division, a Nevada corporation, as modified and assigned

10.16 (1)	Contract No. SPM300-04-D-Z217 (UGR-A Contract), effective July 19, 2004, between Defense Supply Center Philadelphia and The Wornick Company Right Away Division, as modified

10.17 (2)	Novation Agreement, entered into as of July 1, 2004, by and among The Wornick Company, a Nevada corporation, The Wornick Company Right Away Division, L.P. and the United States of America

10.18 (2)	Amendment of Solicitation/Modification of Contract, signed October 14, 2004, between DCMA San Antonio and The Wornick Company Right Away Division, L.P.

10.19(4)	Employment Agreement, dated as of April 11, 2005, by and between the Wornick Company and Michael M. Thompson

10.20(4)	Letter Agreement, dated April 13, 2005, by and between the Wornick Company and John F. McQuay

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries of the Registrant

31.1 (*)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)

31.2 (*)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 (*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)

32.2 (*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-119336), filed with the Commission on September 28, 2004, and incorporated herein by reference.

(2)

Included as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-119336), filed with the Commission on October 27, 2004, and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant’s filing of Form 10-K, filed with the Commission on March

31, 2005, and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Filing on Form 8-K, filed with the Commission on April 11, 2005, and incorporated herein by reference.

(5)	Included as an exhibit to the Registrant’s filing on Form 10-Q, filed with the Commission on November 15, 2005 and incorporated herein by reference.

(*)	Filed herewith.

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets of Successor at December 31, 2004 and December 31, 2005

Consolidated Statements of Operations (Predecessor) for the Year Ended December 31, 2003 and for the Period from January 1, 2004 to June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Consolidated Statements of Changes in Stockholder’s Equity (Predecessor) for the Year Ended December 31, 2003 and for the Period from January 1, 2004 through June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Consolidated Statements of Cash Flows (Predecessor) for the Year Ended December 31, 2003, and for the Period from January 1, 2004 to June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of The Wornick Company, a Delaware Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of The Wornick Company and its subsidiaries, a Delaware corporation (the “Successor”), at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from July 1, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 29, 2006

To the Board of Directors and Stockholders

of The Wornick Company, a Nevada Corporation

In our opinion, the accompanying consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of The Wornick Company and its subsidiaries, a Nevada Corporation (the Predecessor) for the year ended December 31, 2003 and for the period from January 1, 2004 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 29, 2005

THE WORNICK COMPANY

Condensed Consolidated

Balance Sheets

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$3,289,030	$17,330,761
Trade accounts receivable, net	13,856,294	19,186,813
Inventories	24,132,116	27,954,296
Prepaid expenses and other current assets	531,106	625,975
Deferred income taxes	847,442	1,403,035
Total current assets	42,655,988	66,500,880

Property and equipment, net	32,794,239	42,914,227
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	17,128,127
Other noncurrent assets	5,675,939	5,054,735
Total assets	$180,522,083	$209,171,176

Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$6,167,826	$19,802,450
Accrued expenses	3,122,446	8,331,770
Accrued interest	6,796,875	6,276,896
Taxes payable	51,950	977,237
Total current liabilities	16,139,097	35,388,353
Deferred income taxes and other liabilities	1,759,509	4,456,475
Long-term debt	125,000,000	125,000,000
Total liabilities	142,898,606	164,844,828

Commitments and Contingencies
Stockholder’s equity
Commons stock $0.01 par value; 10,000,000 shares authorized,
1 share outstanding	—	—
Additional paid-in capital	37,646,400	37,732,680
Retained earnings	(22,923)	6,593,668
Total stockholder’s equity	37,623,477	44,326,348
Total liabilities and stockholder’s equity	$180,522,083	$209,171,176

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

Condensed Consolidated

Statement of Operations

	Predecessor		Successor
	Year Ended December 31, 2003	Period from January 1, 2004 to June 30, 2004	Period from July 1, 2004 to December 31, 2004	Year Ended December 31, 2005

Net sales	$318,370,159	$80,923,839	$100,380,764	$257,878,405
Cost of sales	265,447,298	67,752,882	83,307,805	210,896,928
Gross profit	52,922,861	13,170,957	17,072,959	46,981,477
Selling, general and administrative expense	27,008,208	12,458,600	9,072,317	23,338,685
Operating profit	25,914,653	712,357	8,000,642	23,642,792
Other (expense) income
Interest income	244,365	506,553	87,029	209,876
Interest expense	(537,025)	(99,791)	(7,150,481)	(14,402,238)
Other income (expense), net	979,813	369,274	3,904	(201,027)
Total other income (expense)	687,153	776,036	(7,059,548)	(14,393,389)
Income before income taxes	26,601,806	1,488,393	941,094	9,249,403
Income tax (benefit) expense	439,098	41,052	964,017	2,632,812
Net income/(loss)	$26,162,708	$1,447,341	$(22,923)	$6,616,591

Pro forma income data (unaudited)
Income before income taxes	$26,601,806	$1,488,393
Pro forma income tax expense	11,507,106	949,825
Pro forma net income	$15,094,700	$538,568

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

Consolidated Statement of Changes in Stockholder’s Equity

				Unearned
				Shares of
			Additional	Employee Stock
	Common Stock		Paid-in	Ownership	Retained
	Shares	Amount	Capital	Trust	Earnings	Total
Predecessor
Balances at December 31, 2002	5,000,000	$50,000	$27,971,302	$(11,990,660)	$7,468,144	$23,498,786
Net income	—	—	—	—	26,162,708	26,162,708
Release of earned shares of Employee Stock
Ownership Trust	—	—	5,666,366	1,827,089	—	7,493,455
Balances at December 31, 2003	5,000,000	50,000	33,637,668	(10,163,571)	33,630,852	57,154,949
Net income					1,447,341	1,447,341
Release of earned shares of Employee Stock
Ownership Trust	—	—	1,823,044	521,248	—	2,344,292
Balances at June 30, 2004	5,000,000	$50,000	$35,460,712	$(9,642,323)	$35,078,193	$60,946,582

Successor
Balances at June 30, 2004	—	$—	$—	$—	$—	$—
Issuance of Common stock upon formation	1		37,500,000			37,500,000
Equity compensation expense	—	—	146,400	—	—	146,400
Net loss	—	—	—	—	(22,923)	(22,923)
Balances at December 31, 2004	1	—	37,646,400	—	(22,923)	37,623,477
Issuance of Common stock	—	—	—	—	—	—
Equity compensation expense	—	—	86,280	—	—	86,280
Net income	—	—	—	—	6,616,591	6,616,591
Balances at December 31, 2005	1	$—	$37,732,680	$—	$6,593,668	$44,326,348

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

Condensed Consolidated

Statements of Cash Flows

	Predecessor		Successor
	Year Ended December 31, 2003	Period from January 1, 2004 to June 30, 2004	Period from July 1, 2004 to December 31, 2004	Year Ended December 31, 2005

Cash flows from operating activities
Net income	$26,162,708	$1,447,341	$(22,923)	$6,616,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,299,744	1,386,904	1,755,861	3,926,058
Amortization of intangibles	—	—	2,347,290	4,694,583
Amortization of inventory step-up	—	—	1,767,037	—
Amortization of bond issuance cost	—	—	294,942	682,800
Loss on disposal of assets	10,648	—	71,500	—
Deferred income tax (benefit) expense	181,500	—	912,067	1,707,525
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	7,493,455	2,344,292	—	—
Compensation expense for stock options	5,364,485	713,433	—	—
Other stock-based compensation expense	833,269	3,266,814	146,400	86,280
Stock compensation plans	—	(4,270,995)	—	—
Changes in assets and liabilities
Trade accounts receivable	(1,891,101)	1,189,462	(13,856,294)	(5,330,519)
Inventories	(893,050)	(4,693,075)	1,163,623	(3,822,180)
Prepaid expenses and other current assets	(519,341)	162,149	(531,107)	(94,869)
Other noncurrent asset	(242,329)	(56,901)	(62,113)	(61,596)
Trade accounts payable and accrued expenses	(3,975,129)	(1,961,207)	9,290,272	18,843,948
Accrued bond interest	—	—	6,796,875	(519,979)
Taxes payable	(273,347)	—	51,950	925,287
Net cash provided by (used in) operating activities	34,551,512	(471,783)	10,125,380	27,653,929

Cash flows from investing activities
Payments received on notes receivable	810,705	610,100	—
Proceeds from the sale of investments	3,000,000	19,988,514	—
Purchase of investments	(8,993,000)	(30,007,514)	—
Business acquired	—	—	(165,035,252)
Capital expenditures	(12,525,994)	(2,382,720)	(4,301,098)	(13,612,198)
Net cash used in investing activities	(17,708,289)	(11,791,620)	(169,336,350)	(13,612,198)

Cash flows from financing activities
Change in book overdrafts	587,080	243,027	—	—
Net (decrease) increase in the line of credit	(9,400,000)	8,700,000	—	—
Proceeds from issuance of long-term debt	61,653	—	125,000,000	—
Principal payments on long-term debt	(3,843,660)	(629,305)	—	—
Proceeds from issuance of common stock	—	—	37,500,000	—
Net cash (used in) provided by financing activities	(12,594,927)	8,313,722	162,500,000	—
Net increase (decrease) in cash and cash equivalents	4,248,296	(3,949,681)	3,289,030	14,041,731

Cash and cash equivalents
Beginning of period	1,042,371	5,290,667	—	3,289,030
End of period	$5,290,667	$1,340,986	$3,289,030	$17,330,761

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$537,025	$77,114	$58,663	$13,673,011
Taxes paid during the period, net of refund	480,354	41,052	122,925	—

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

The Company produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense and commercial customers.

As discussed above, the Assets Purchase and Sale Contract was consummated on June 30, 2004. As such, the financial information presented represents: (i) the Consolidated Balance Sheet of the Successor at December 31, 2004, and December 31, 2005; (ii) the Consolidated Statements of Operations of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004, and of the Successor for the six-month period ended December 31, 2004 and for the year ended December 31, 2005; (iii) the Consolidated Statement of Changes in Stockholder’s Equity of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor for the six-month period ended December 31, 2004 and the year ended December 31, 2005 and (iv) the Consolidated Statements of Cash Flows of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004, and the Successor for the six-month period ended December 31, 2004 and for the year ended December 31, 2005.

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

Summary selected pro forma information of the Predecessor as though the transaction were completed at the beginning of the respective period presented (and as though the Company were taxed as a C-Corporation) is as follows:

(in thousands of dollars)	December 31, 2003	Six-Month Period Ended June 30, 2004

Net sales	$318,370	$80,924
Net income (loss)	2,118	5,950

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

Fair Value of Financial Instruments

The recorded values of financial instruments, including accounts receivable, other assets, and accounts payable, approximate fair value due to their short maturity. The carrying value of the revolving line of credit (zero at December 31, 2004 and 2005) approximates fair value due to its variable interest rate. The recorded value of the long-term debt approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, trade accounts receivable, and marketable securities. The Company’s cash and cash equivalents are held at financial institutions and may at times exceed federally insured limits. To minimize risk, the Company maintains its cash and cash equivalents at financial institutions with high credit ratings.  The Company’s trade accounts receivable are concentrated with a significant customer. See Note 12 for additional information regarding this significant customer.

Derivative Financial Instruments

From time to time, the Company enters into foreign currency forward contracts to manage certain exposures to fluctuations in foreign currency exchange rates for the Canadian dollar. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

Cash flows from financial instruments are recognized in the consolidated statements of cash flows in a manner consistent with the underlying hedged transactions. At December 31, 2003 and June 30, 2004, the Predecessor had no outstanding derivative instruments. At December 31, 2004, the Company had one outstanding derivative instrument, the fair value of which was not significant. During fiscal year 2005, all sales were denominated in U.S. dollars and therefore the Company did not enter into any foreign currency forward contracts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, which range as follows:

Leasehold improvements	lesser of the term of the lease or life of the asset
(Generally 3 to 10 years)
Machinery & equipment	5 to 15 years
Office equipment, furniture and vehicles	(3) to (7) years

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

The Company maintains asset retirement obligations in connection with lease arrangements on its manufacturing facilities. The related asset retirement cost are recognized as expense over the lease term.

Goodwill

Goodwill is stated at cost and not amortized.  The carrying value of goodwill is tested for impairment at least annually. The recoverability of goodwill is based upon the fair value of the Company which is determined by using a discounted cash flow analysis. The Company has completed its annual impairment test of goodwill and has determined that there is no impairment at December 31, 2005.

Intangibles

Contract or separable intangible assets that have finite lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging up to eight years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator. Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling fees and costs as a component of cost of sales.

Income Taxes

Prior to the Transaction and sale of assets, the Predecessor was taxed as a Sub-Chapter S corporation for federal income tax purposes. Prior to January 2003, the Predecessor was subject to Texas Franchise Tax. Beginning in January 2003, the Predecessor (and the Successor) were not subject to Texas Franchise Tax. In connection with the transaction, effective July 1, 2004, the Successor has been taxed as a C-Corporation.

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

Revenue Recognition

We recognize revenue from product sales when title and risk of loss transfers to the customer, which is generally upon shipment. We record estimated discounts as a reduction in revenue in the same period revenue is recognized based on historical experience.

Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment. Indefinite delivery, indefinite quantity contracts are subject to component pricing . This component pricing is subject to retroactive audit adjustment by the Department of Defense. The magnitude of any such adjustment has historically been immaterial.

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

Stock-Based Compensation Related to Stock Option Plans

As permitted by the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Predecessor elected to apply the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), in recognizing costs associated with the Predecessor’s stock option plans. Under Opinion No. 25, compensation was measured as the difference between the option’s exercise price and the fair value of the underlying shares at the measurement date and subsequent changes in the fair value of the underlying shares through the date the option is exercised or otherwise settled. The measurement date was the first date on which both the number of shares subject to the option and the option exercise price are known. As described further in Note 10, all of the Predecessor’s option arrangements were compensatory. The related compensation expense has been determined based upon the estimated fair values of the Predecessor’s common stock. As described further in Note 11, the Successor currently has no stock compensation arrangements except for the issuance to certain members of management member units as of the acquisition date of TWC Holding LLC (the “Company’s Parent”).

Reclassification

Certain reclassifications were made to the 2004 balance sheet to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders equity.

4.                                      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	Successor
	December 31, 2004	December 31, 2005

Raw materials	$15,187,856	$17,389,308
Work in process	1,838,828	1,593,696
Finished goods	7,105,432	8,971,292
	$24,132,116	$27,954,296

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	Successor
	December 31, 2004	December 31, 2005

Leasehold improvements	$1,771,322	$1,784,800
Machinery and equipment	26,166,475	30,166,266
Office equipment, fixtures and vehicles	2,395,476	2,640,021
Construction in progress	4,216,827	14,005,059
	34,550,100	48,596,146
Less: Accumulated depreciation and amortization	1,755,861	5,681,919
	$32,794,239	$42,914,227

Depreciation expense of the Successor for the six-months ended December 31, 2004 and the year ended December 31, 2005, was $1,755,861 and $3,926,058, respectively.

Accrued Expenses

Accrued expenses are comprised of the following:

	Successor
	December 31, 2004	December 31, 2005

Compensation	$1,376,404	$3,973,327
Accrued government contract liabilities	35,264	1,933,750
Other	1,710,778	2,424,693
	$3,122,446	$8,331,770

5.                                      Intangible Assets

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

December 31, 2004, and for the year ended December 31, 2005 amounted to $2,347,290 and $4,694,583, respectively.

Scheduled amortization of these assets is as follows:

December 31, 2005
2006	$4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
2010	528,155
$17,128,127

6.                                      Notes Payable to Bank and Long-Term Debt

A summary of long-term debt at December 31, 2004 and December 31, 2005, is as follows:

	December 31, 2004	December 31, 2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000
	125,000,000	125,000,000
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$125,000,000

In connection with the financing of the acquisition described in Note 2, the Company issued $125.0 million 10-7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides the Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events. Amounts outstanding under the Revolving Loan Agreements are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base. Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% and 7.25% at December 31, 2004 and December 31, 2005, respectively) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company. The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes. In connection with completing the acquisition, the Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Successor. This amount was subsequently repaid. There were no amounts outstanding under the revolving loan agreement at December 31, 2005 and 2004.

The senior secured notes are collateralized by substantially all assets and other property of the Company. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. In addition, the terms and conditions of the Senior Secured Notes limit the Company’s ability to pay dividends or other payments to its parent (TWC Holding LLC). Interest on the senior secured notes is payable semi-annually. Interest expense on the senior secured notes and revolving loan facility, exclusive of bond cost amortization, for the year ended December 31, 2005 amounted to $13,640,177 and $79,261, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement. The Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations. At December 31, 2005 we were not in violation of any of the covenants covering our revolving loan agreement or our senior secured notes.

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

The pro forma effect of the additional interest expense on our net income assuming the Company issued the Senior PIK notes and such issuance took place at the beginning of the year would have resulted in interest expense (pre-tax) of approximately $3,733,000 for the year ended December 31, 2005.

7.                                      Income Taxes

In connection with the transaction as discussed in Note 2, the Successor entity is taxed as a C-Corporation whereas the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.

Income tax expense (benefit) consist of the following:

	Current	Deferred	Total
Predecessor

Year Ended December 31, 2003
State	$—	$181,500	$181,500
Local	257,598	—	257,598
	$257,598	$181,500	$439,098

Six Months Ended June 30, 2004
Local	$41,052	$—	$41,052
	$41,052	$—	$41,052

Successor

Six Months Ended December 31, 2004
Federal	$—	$912,067	$912,067
State and Local	51,950	—	51,950
	$51,950	$912,067	$964,017

Year Ended December 31, 2005
Federal	$961,368	$1,707,525	$2,668,893
State and Local	(36,081)	—	(36,081)
	$925,287	$1,707,525	$2,632,812

Prior to January 2003, the Predecessor was subject to Texas franchise tax. Subsequent to December 31, 2002, neither the Predecessor nor the Company are subject to Texas franchise tax. As such all remaining deferred Texas franchise taxes totaling $181,500 were reversed during 2003. The current tax expense of $51,950 and ($51,950) at December 31, 2004 and 2005, respectively, relate primarily to local municipal taxes that were subsequently reversed during 2005 for municipal income taxes at our Cincinnati facility.

In connection with the transaction discussed in Note 2, the Company is taxed as a C-Corporation whereas the Predecessor was a pass-through entity which qualified under Subchapter S of the Internal Revenue Code.

The income tax provision for the period ended December 31, 2005 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from January 1, 2005 through December 31, 2005, are as follows:

	Successor
	December 31, 2004	December 31, 2005
Tax expense at U.S. statutory rate	$329,383	$3,237,291
Local income taxes, net of federal benefit	33,768	(23,453)
Nondeductible expenses and other	4,352	15,488
Valuation allowance on deferred tax assets	596,514	(596,514)
	$964,017	$2,632,812

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2005, are as follows:

	Successor
	December 31, 2004	December 31, 2005
Deferred income tax assets
Inventories	$648,685	$840,753
Identifiable intangibles	546,614	1,618,705
Nondeductible expenses	198,757	562,282
Operating loss carryforwards	907,073	—
Valuation allowance on deferred tax asset	(596,514)	—
Net deferred income tax assets	1,704,615	3,021,740

Deferred income tax liabilities
Goodwill	912,067	2,715,062
Property, plant and equipment	1,704,615	2,926,270
Total gross deferred income tax liabilities	2,616,682	5,641,332
Net deferred income tax liabilities	$912,067	$2,619,592

At December 31, 2004 a valuation allowance was provided for against the deferred tax assets as management believed that it was more likely than not that these tax benefits would not have been realized based upon the existing uncertainty at that time regarding whether the Company would generate future taxable income due to the additional charges related to amortization of intangibles, bond issuance cost and goodwill. At December 31, 2005, the valuation allowance was subsequently reversed.

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

8.                                      Commitments and Contingencies

Each of the Company’s divisions leases facilities from the Predecessor’s former president and chief executive officer and former sole shareholder. These leases are each for a 15-year period expiring in 2010 and require the Company to pay all maintenance, taxes, and insurance. Monthly rentals are subject to increases based on the consumer price index (“CPI”) for the previous two years, but are never subject to decreases. Each of these leases has been classified as operating leases.

The Predecessor paid approximately $1,310,000 and $592,000 in total rent expense for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, respectively. The Company paid approximately $592,000 for the six-month period ended December 31, 2004 and $1,181,000 for the year ended December 31, 2005.

The Company is also obligated under operating leases for certain manufacturing and office facilities and equipment. Rental expense for these leases for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, for the Predecessor were approximately $1,799,000 and $1,203,000, respectively. The Company paid approximately $1,164,000 in rental expense for these same locations for the six-month period ended December 31, 2004 and $2,228,000 for the year ended December 31, 2005.

Future minimum lease payments under noncancellable operating leases with remaining lease terms in excess of one year as of December 31, 2005, are as follows:

Years Ending December 31,
2006	$2,900,502
2007	2,900,502
2008	2,802,522
2009	2,201,342
2010	1,310,684
Thereafter	46,288
$12,161,840

9.             Defined Contribution Employee Benefit Plans

In connection with the Assets Sale and Purchase discussed in Note 2, the Company adopted The Wornick Company 401(k) Savings Plan (the “401(k) Plan”), a plan similar in all material respects to the plan available under the Predecessor, which covers all eligible employees who have met the service requirement. Effective January 1, 2003, the Predecessor modified its 401(k) Plan which allowed plan participants to elect to defer up to 50% of their compensation for the year, but not to exceed allowable limits prescribed under IRS regulations. The Company will make a matching contribution at 100% for the first 3% and 50% for the subsequent 2% of the participant’s elective compensation deferral. Prior to the modification, a plan participant may have elected to defer up to 15% of compensation for the plan year. The Company would make a matching contribution of 50% of the first 6% of an employee’s compensation deferral. The Predecessor contributed approximately $413,000 and $222,000 to the 401(k) Plan for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, respectively. The Successor contributed approximately $202,000 to the 401(k) Plan for the six-month period ended December 31, 2004, and $538,000 for the year ended December 31, 2005, respectively.

The Company maintains various defined contribution welfare benefit plans to provide medical, dental and life insurance benefits covering active eligible full time employees. The life insurance and dental plans are fully insured plans whereby the Company pays annual premiums. The medical plan is subject to self-insured maximum contributions for which the Company maintains adequate reserves.

10.                               Predecessor Stock Compensation Plans

The Predecessor Company had option plans for its executives, key personnel and Board of Directors for which 548,676 fully vested options were outstanding with exercise prices ranging from $3.58 to $5.89. The terms of each of the option awards provided the individual with the right to immediately sell back to the Predecessor Company, at fair value, any stock obtained through the exercise of any option award. Under accounting principles generally accepted in the United States of America, all of the options above were therefore accounted for as compensatory plans with compensation expense being recorded based upon the fair value of the underlying stock through the date the award was exercised or otherwise settled. Total compensation expense related to all of the above options was $5,364,485 for the year ended December 31, 2003, and $713,433 for the six-month period ended June 30, 2004.

A summary of transactions for all options follows:

	Number of Shares	Exercise Price
Outstanding at December 31, 2002	548,676	$3.58 - 5.89
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2003	548,676	$3.58 - 5.89
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2004	548,676	$3.58 - 5.89

Other Predecessor Stock-based Compensation Plans

The Predecessor Company also adopted an incentive cash compensation plan effective December 20, 2002. Under the terms of the plan, certain employees would receive a base cash compensation totaling $475,000 adjusted in proportion to the changes in the fair value of the shares of the Predecessor Company’s common stock from $7.05 per share. In June 2003 the Predecessor Company granted certain Directors a total of 60,000 stock units which effectively provide the individual the right to receive a cash payment for the increase in the fair value of the Predecessor Company’s common stock in excess of $17.44. In addition, in July 2001 the Predecessor Company had adopted an incentive cash compensation plan to one employee which was contingent upon a change in control of the Predecessor Company. The employee received a base compensation of $250,000 adjusted in proportion to the changes in fair value of the shares of the Predecessor Company’s common stock from $6.47 per share. Compensation expense of $833,269 was recorded for the year ended December 31, 2003, and $3,266,814 for the six-month period ended June 30, 2004, related to these plans. Payments to employees and Directors under these plans were contingent upon the continued employment (or service in the case of the Directors) with the Predecessor Company.

Predecessor Employee Stock Ownership Plan

In November 1995, the Predecessor Company established an employee stock ownership plan, The Wornick Company Employee Stock Ownership Plan, and a trust, The Wornick Company Employee Stock Ownership Trust (“ESOT”), to provide all eligible employees of the Predecessor Company the opportunity to obtain beneficial interests in the stock of the Predecessor Company. The ESOP authorized the ESOT to purchase all of the Predecessor Company’s common stock outstanding, 5 million shares, from the sole shareholder for $34.0 million. The Predecessor Company entered into an agreement with a bank to borrow $34.0 million in connection with the ESOT that was loaned on the same terms to the ESOT.

The loan obligation of the ESOT was considered unearned employee benefit expense and, as such, was recorded as a reduction of the Predecessor Company’s stockholder’s equity. The Predecessor Company contributions were made to the ESOT in such amounts as determined by the Predecessor Company’s Board of Directors. The Predecessor Company contributed sufficient amounts to the ESOT that, together with dividends on unallocated shares held by the ESOT and other earnings on ESOT nonstock assets enabled the ESOT to service principal and interest payments on the note payable to the Predecessor Company.

Compensation cost was recognized as shares were committed to be released based on their average fair values. The Predecessor Company recorded compensation costs totaling $7,493,455 for the year ended December 31, 2003, and $2,344,292 for the six-month period ended June 30, 2004. The excess of the current estimated fair value of the shares released over their cost totaled $5,666,366 for the year ended December 31, 2003, and $1,823,044 for the six-month period ended June 30, 2004 (based upon the shares expected to be released in 2004), and was recorded as an increase to additional paid-in capital.

As long as the loan to the ESOT was outstanding, shares of common stock were to be released and allocated to eligible employees when loan payments are received. The number of shares allocated to participants was a formula based on payroll. The number of shares allocated and unallocated at December 31, 2003, and for the six-month period ended June 30, 2004 (based upon shares expected to be allocated), was as follows:

	December 31, 2003	Six-Month Period Ended June 30, 2004

Allocated	3,505,357	3,581,993
Unallocated	1,494,643	1,418,007
	5,000,000	(5,000,000)

11.                               Successor Stock Compensation Plan

Our parent company, TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. In connection with completing the Acquisition, certain members of our management and outside directors received Class B interests. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to 7.875%, in aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests have received a return of their invested capital provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Company, these awards are considered to be compensatory to our Company over the vesting period. The total fair value of the original Class B interests as of their issuance date was determined to be $1,464,000. During the period ended April 2, 2005, certain members of management terminated their employment with Wornick and forfeited their Class B interests. In addition subsequent to October 1, 2005 certain members of management relinquished their Class B interests. As such, previously recognized compensation expense of approximately $78,000 was reversed in the thirteen week period ended April 2, 2005 related to the vesting provisions of these Class B interests. As it relates to members of management that relinquished their Class B interests in November 2005, previously recognized compensation expense of approximately $34,000 was reversed during the thirteen week period ended October 1, 2005.

On April 11, 2005 and November 11, 2005, TWC Holding LLC issued additional Class B membership interests to recently retained senior management of the Wornick. These Class B membership interests will vest over a five year period. Net compensation expense for all Class B membership interests for the year ended December 31, 2005 was approximately $86,000.

12.                               Transactions with Major Customer and Related Party

Major Customer:

The Company’s sales are predominantly derived from the U.S. Government. During the year ended December 31, 2003 and the six-month period ended June 30, 2004, Predecessor sales to the U.S. Government accounted for approximately $284,699,000 and $66,799,000 or 89% and 83% of net revenue respectively. Successor sales to the U.S. Government for the six-month period ended December 31, 2004 and for the year ended December 31, 2005, accounted for approximately $82,955,000 and $209,936,000 or 83% and 81% of net revenue respectively. Approximately $10,132,000 or 73% and $14,025,000 or 73% of net accounts receivable was attributable to this major customer as of December 31, 2004 and 2005, respectively. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our financial position, results of operations and cash flows.

Related Party:

The Company has an agreement with Veritas. Veritas, through TWC Holding LLC (The Company’s parent) owns essentially all of the Company’s common stock. Under the terms of the agreement Veritas provides management and advisory services to the Company for an annual management fee of $300,000. Fees charged under the management services agreement for the six month period ended December 31, 2004 and year ended December 31, 2005 were $150,000 and $300,000, respectively.

13.                               Commitment and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

14.                               Operating Segment Information

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

The Company’s sales by product line for the periods indicated are as follows:

	Predecessor		Successor
(in thousands of dollars)	Year Ended December 31, 2003	Period from January 1, 2004 to June 30, 2004	Period from July 1, 2004 to December 31, 2004	Year Ended December 31, 2005

DOD Sales
Meals Ready-to-Eat	$135,327	$39,078	$59,076	$142,461
Unitized Group Rations	126,996	24,518	18,397	56,079
Tray-Pack	19,469	2,410	4,302	6,278
Military Other	2,907	793	1,180	5,118
Total DOD sales	284,699	66,799	82,955	209,936
Co-manufactured	25,621	10,329	11,990	40,372
Branded	2,203	2,359	2,271	4,627
Other	5,847	1,437	3,165	2,943
	$318,370	$80,924	$100,381	$257,878

Reportable operating segment financial information for the years ended December 31, 2003 and for the six-month periods ended June 30, 2004 and December 31, 2004 and for the year ended December 31, 2005 is as follows:

Operating Segments	Trade Revenue	Inter-segment Revenue	Operating Profit (Loss)	Depreciation/ Amortization	Other Significant Noncash Charges	Total Assets	Capital Expenditures
Right Away Division
2003	268,457,723	—	25,648,073	741,323	—	33,752,073	2,597,137
Six-month period ended June 30, 2004	65,266,652	—	4,274,494	486,473	—	—	773,591
Six-month period ended December 31, 2004	79,631,256	—	3,936,779	1,594,430	—	36,053,360	643,810
2005	203,924,739		35,548,583	2,154,690	—	52,432,775	446,117
Prepared Foods
2003	49,912,436	68,868,033	14,727,466	1,537,156	—	33,119,145	9,922,912
Six-month period ended June 30, 2004	15,657,187	19,815,600	4,413,202	891,518	—	—	1,609,129
Six-month period ended December 31, 2004	20,749,508	30,905,753	5,812,388	4,275,758	—	66,601,215	3,657,288
2005	53,953,666	49,684,667	1,059,477	6,465,951	—	76,876,168	13,166,081
Corporate
2003	—	—	(14,526,556)	21,265	13,691,209	71,719,385	5,945
Six-month period ended June 30, 2004	—	—	(7,975,339)	8,913	6,324,539	—	—
Six-month period ended December 31, 2004	—	—	(1,748,525)	294,942	—	111,269,730	—
2005	—		(12,965,268)	682,800	—	118,161,150
Eliminations
2003	—	(68,868,033)	65,670	—	—	(51,881,906)	—
Six-month period ended June 30, 2004	—	(19,815,600)	—	—	—		—
Six-month period ended December 31, 2004	—	(30,905,753)	—	—	—	(33,402,222)	—
2005	—	(49,684,667)	—	—	—	(38,298,917)
Total Company
2003	318,370,159	—	25,914,563	2,299,744	13,691,209	86,708,697	12,525,994
Six-month period ended June 30, 2004	80,923,839	—	712,357	1,386,904	6,324,539	—	2,382,720
Six-month period ended December 31, 2004	100,380,764	—	8,000,642	6,165,130	—	180,522,083	4,301,098
2005	257,878,405	—	23,642,792	9,303,441	—	209,171,176	13,612,198

15.                               Condensed Consolidated Financial Information

In connection with financing of the Assets Purchase transaction described in Note 2, the Company issued $125.0 million of Senior Notes due 2011. The notes are general obligations of the Company and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior secured basis by each of the Successor entity’s present and future Subsidiaries (the “Subsidiary Guarantors”).

The following information presents the consolidated balance sheet of the Successor’s Subsidiary Guarantors at December 31, 2004 and December 31, 2005, the statement of operations of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor for the six-month period ended December 31, 2004 and the year ended December 31, 2005, and the statement of cash flows of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor’s Subsidiary Guarantors for the six-month period ended December 31, 2004 and for the year ended December 31, 2005:

Condensed consolidated balance sheet at December 31, 2004:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	4,413,429	9,442,865	—	13,856,294
Interdivision receivables	4,822,266	—	(4,822,266)	—
Inventories	10,491,680	13,640,436	—	24,132,116
Prepaid expenses and other current assets	246,316	284,790	—	531,106
Deferred Taxes	847,442	—	—	847,442
Total current assets	21,906,607	25,571,647	(4,822,266)	42,655,988

Investments in subsidiary guarantors	28,579,956	—	(28,579,956)	—
Property and equipment, net	25,845,617	6,948,622	—	32,794,239
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	18,434,375	3,388,335		21,822,710
Other noncurrent assets	5,531,183	144,756	—	5,675,939
Total assets	$177,870,945	$36,053,360	$(33,402,222)	$180,522,083

Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$4,556,681	$1,611,145	$—	$6,167,826
Interdivision payables	101,605	4,720,661	(4,822,266)	—
Accrued expenses	1,980,848	1,141,598	—	3,122,446
Accrued interest	6,796,875	—	—	6,796,875
Taxes payable	51,950	—	—	51,950
Total current liabilities	13,487,959	7,473,404	(4,822,266)	16,139,097

Deferred tax liabilities	1,759,509	—	—	1,759,509
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	140,247,468	7,473,404	(4,822,266)	142,898,606
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,646,400	26,624,729	(26,624,729)	37,646,400
Retained earnings	(22,923)	1,955,227	(1,955,227)	(22,923)
Total stockholder’s equity (deficit)	37,623,477	28,579,956	(28,579,956)	37,623,477
Total liabilities and stockholder’s equity	$177,870,945	$36,053,360	$(33,402,222)	$180,522,083

Condensed consolidated balance sheet at December 31, 2005:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$509,176	$16,821,585	$—	$17,330,761
Trade accounts receivable	4,891,849	14,294,964	—	19,186,813
Interdivision receivables	3,784,303	(3,784,303)	—	—
Inventories	12,043,759	15,910,537	—	27,954,296
Prepaid expenses and other current assets	234,304	391,671	—	625,975
Deferred income taxes	1,403,035	—	—	1,403,035
Total current assets	22,866,426	43,634,454	—	66,500,880

Investments in subsidiary guarantors	38,298,917	—	(38,298,917)	—
Property and equipment, net	36,850,845	6,063,382	—	42,914,227
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	14,563,125	2,565,002		17,128,127
Other noncurrent assets	4,884,798	169,937	—	5,054,735
Total assets	$195,037,318	$52,432,775	$(38,298,917)	$209,171,176

Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$9,743,912	$10,058,538	$—	$19,802,450
Accrued expenses	4,256,450	4,075,320	—	8,331,770
Accrued interest	6,276,896	—	—	6,276,896
Taxes payable	977,237	—	—	977,237
Total current liabilities	21,254,495	14,133,858	—	35,388,353

Deferred income tax and other liabilities	4,456,475	—	—	4,456,475
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	150,903,270	14,133,858	—	165,037,128
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,732,680	26,624,729	(26,624,729)	37,732,680
Retained earnings	6,593,668	11,674,188	(11,674,188)	6,593,668
Total stockholder’s equity (deficit)	44,326,348	38,298,917	(38,298,917)	44,326,348
Total liabilities and stockholder’s equity	$195,037,318	$52,432,775	$(38,298,917)	$209,171,176

Condensed consolidated statement of operations for the year ended December 31, 2003:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$118,780,469	$268,457,723	$(68,868,033)	$318,370,159
Cost of sales	97,612,502	236,768,499	(68,933,703)	265,447,298
Gross profit	21,167,967	31,689,224	65,670	52,922,861
Selling, general and administrative expenses	20,967,057	6,041,151	—	27,008,208
Operating profit	200,910	25,648,073	65,670	25,914,653
Other income (expense)
Interest income	163,258	81,107	—	244,365
Interest expense	(464,460)	(72,565)	—	(537,025)
Executive/administration (income) expense	(1,366,112)	1,366,112	—	—
Other income, net	—	979,813	—	979,813
Equity in earnings of subsidiary guarantors	28,022,060	—	(28,022,060)	—
Total other income	26,354,746	2,354,467	(28,022,060)	687,153
Income before income taxes	26,555,656	28,002,540	(27,956,390)	26,601,806
Income tax expense (benefit)	458,618	(19,520)	—	439,098
Net income	$26,097,038	$28,022,060	$(27,956,390)	$26,162,708

Condensed consolidated statement of operations for the six-month period ended June 30, 2004:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,730,107	(19,815,600)	67,752,882
Gross profit	6,634,412	6,536,545	—	13,170,957
Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,274,494	—	712,357
Other income (expense)
Interest income	483,029	23,524	—	506,553
Interest expense	(95,403)	(4,388)	—	(99,791)
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	276,362	—	369,274
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(187,502)	(4,086,992)	776,036
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393
Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of operations for the six-month period ended December 31, 2004:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$51,655,261	$79,631,256	$(30,905,753)	$100,380,764
Cost of sales	41,254,642	72,958,916	(30,905,753)	83,307,805
Gross profit	10,400,619	6,672,340	—	17,072,959
Selling, general and administrative expenses	6,336,756	2,735,561	—	9,072,317
Operating profit	4,063,863	3,936,779	—	8,000,642
Other income (expense)
Interest income	3,931	83,098	—	87,029
Interest expense	(7,128,614)	(21,867)	—	(7,150,481)
Executive/administration income (expense)	2,252,162	(2,252,162)	—	—
Other (expense) income, net	(205,475)	209,379	—	3,904
Equity in earnings of subsidiary guarantors	1,955,227	—	(1,955,227)	—
Total other income (expense)	(3,122,769)	(1,981,552)	(1,955,227)	(7,059,548)
Income before income taxes	941,094	1,955,227	(1,955,227)	941,094
Income tax expense	964,017	—	—	964,017
Net income	$(22,923)	$1,955,227	$(1,955,227)	$(22,923)

Condensed consolidated statement of operations for the year ended December 31, 2005:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$103,638,333	$203,924,739	$(49,684,667)	$257,878,405
Cost of sales	97,490,824	163,090,771	(49,684,667)	210,896,928
Gross profit	6,147,509	40,833,968	—	46,981,477
Selling, general and administrative expenses	18,053,300	5,285,385	—	23,338,685
Operating profit	(11,905,791)	35,548,583	—	23,642,792
Other income (expense)
Interest income	36,156	173,720	—	209,876
Interest expense	(14,402,144)	(94)	—	(14,402,238)
Executive/administration income (expense)	26,153,051	(26,153,051)	—	—
Other (expense) income, net	(350,830)	149,803	—	(201,027)
Equity in earnings of subsidiary guarantors	9,718,961	—	(9,718,961)	—
Total other income (expense)	21,155,194	(25,829,622)	(9,718,961)	(14,393,389)
Income before income taxes	9,249,403	9,718,961	(9,718,961)	9,249,403
Income tax expense	2,632,812	—	—	2,632,812
Net income	$6,616,591	$9,718,961	$(9,718,961)	$6,616,591

Condensed consolidated statement of cash flows for the year ended December 31, 2003:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$26,097,038	$28,022,060	$(27,956,390)	$26,162,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,558,421	741,323	—	2,299,744
Equity in earnings of subsidiary guarantors	(28,022,060)	—	28,022,060	—
Loss on disposal of assets	—	10,648	—	10,648
Deferred income tax expense	181,500	—	—	181,500
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	7,493,455	—	—	7,493,455
Compensation expense for stock options	5,364,485	—	—	5,364,485
Other stock-based compensation plan expense	833,269	—	—	833,269
Changes in assets and liabilities
Trade accounts receivable	4,316,218	(6,207,319)	—	(1,891,101)
Interdivisional receivables/payables, net	12,088,743	(12,088,743)	—	—
Inventories	1,254,049	(2,081,429)	(65,670)	(893,050)
Prepaid expenses and other current assets	(463,684)	(55,657)	—	(519,341)
Other noncurrent asset	(222,320)	(20,009)	—	(242,329)
Trade accounts payable and accrued expenses	(3,028,697)	(946,432)	—	(3,975,129)
Taxes payable	(6,635)	(266,712)	—	(273,347)
Net cash provided by operating activities	27,443,782	7,107,730	—	34,551,512

Cash flows from investing activities
Payments received on notes receivable	810,705	—	—	810,705
Proceeds from the sale of investments	1,000,000	2,000,000	—	3,000,000
Purchase of investments	(8,993,000)	—	—	(8,993,000)
Capital expenditures	(9,928,857)	(2,597,137)	—	(12,525,994)
Net cash used in investing activities	(17,111,152)	(597,137)	—	(17,708,289)

Cash flows from financing activities
Change in book overdraft	—	587,080	—	587,080
Net decrease in the line of credit	(5,500,000)	(3,900,000)	—	(9,400,000)
Proceeds from issuance of long-term debt	—	61,653	—	61,653
Principal payments on long-term debt	(3,830,582)	(13,078)	—	(3,843,660)
Net cash used in financing activities	(9,330,582)	(3,264,345)	—	(12,594,927)
Net increase in cash and cash equivalents	1,002,048	3,246,248	—	4,248,296
Cash and cash equivalents
Beginning of year	650,522	391,849	—	1,042,371
End of year	$1,652,570	$3,638,097	$—	$5,290,667

Condensed consolidated statement of cash flows for the six-month period ended June 30, 2004:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,086,992	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables/payables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)

Cash flows from investing activities
Payments received on notes receivable	610,100	—	—	610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchases of investments	(30,007,514)	—	—	(30,007,514)
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash used in investing activities	(11,018,029)	(773,591)	—	(11,791,620)

Cash flows from financing activities
Change in book overdraft	990,692	(747,665)	—	243,027
Net increase in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash provided by (used in) financing activities	9,072,596	(758,874)	—	8,313,722
Net decrease in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)

Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows for the six-month period ended December 31, 2004:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(22,923)	$1,955,227	$(1,955,227)	$(22,923)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,020,194	735,667	—	1,755,861
Amortization of intangibles	1,935,624	411,666	—	2,347,290
Amortization of step-up in inventory	1,319,940	447,097	—	1,767,037
Amortization of bond issuance cost	294,942	—	—	294,942
Equity in earnings of subsidiary guarantors	(1,955,227)	—	1,955,227	—
Loss on disposal of assets	71,500	—	—	71,500
Compensation expense for stock options	146,400	—	—	146,400
Deferred tax liability	912,067	—	—	912,067
Changes in assets and liabilities
Trade accounts receivable	(4,413,429)	(9,442,865)	—	(13,856,294)
Interdivisional receivables/payables, net	(4,720,661)	4,720,661	—	—
Inventories	(393,221)	1,556,844	—	1,163,623
Prepaid expenses and other current assets	(246,316)	(284,791)	—	(531,107)
Other noncurrent asset	(57,230)	(4,883)	—	(62,113)
Trade accounts payable and accrued expenses	6,537,529	2,752,743	—	9,290,272
Accrued bond cost and LOC interest	6,796,875	—	—	6,796,875
Taxes payable	51,950	—	—	51,950
Net cash provided by operating activities	7,278,014	2,847,366	—	10,125,380

Cash flows from investing activities
Business acquired	(165,035,252)	—	—	(165,035,252)
Capital expenditures	(3,657,288)	(643,810)	—	(4,301,098)
Net cash used in investing activities	(168,692,540)	(643,810)	—	(169,336,350)

Cash flows from financing activities
Proceeds from issuance of long-term debt	125,000,000	—	—	125,000,000
Proceeds from issuance of common stock	37,500,000	—	—	37,500,000
Net cash provided by financing activities	162,500,000	—	—	162,500,000
Net increase in cash and cash equivalents	1,085,474	2,203,556	—	3,289,030

Cash and cash equivalents
Beginning of period	—	—	—	—
End of period	$1,085,474	$2,203,556	$—	$3,289,030

Condensed consolidated statement of cash flows for the year ended December 31, 2005:

	Successor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$6,616,591	$9,718,961	$(9,718,961)	$6,616,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,594,701	1,331,357	—	3,926,058
Amortization of intangibles	3,871,250	823,333	—	4,694,583
Amortization of bond issuance cost	682,800	—	—	682,800
Equity in earnings of subsidiary guarantors	(9,718,961)	—	9,718,961	—
Loss on disposal of assets	—	—	—	—
Deferred tax liability	1,707,525	—	—	1,707,525
Compensation expense for stock options	86,280	—	—	86,280
Changes in assets and liabilities
Trade accounts receivable	(478,420)	(4,852,099)	—	(5,330,519)
Interdivisional receivables/payables, net	936,358	(936,358)	—	—
Inventories	(1,552,079)	(2,270,101)	—	(3,822,180)
Prepaid expenses and other current assets	12,012	(106,881)	—	(94,869)
Other noncurrent asset	(36,415)	(25,181)	—	(61,596)
Trade accounts payable and accrued expenses	7,462,833	11,381,115	—	18,843,948
Accrued bond cost and LOC interest	(519,979)	—	—	(519,979)
Taxes payable	925,287	—	—	925,287
Net cash provided by operating activities	12,589,783	15,064,146	—	27,653,929

Cash flows from investing activities
Capital expenditures	(13,166,081)	(446,117)	—	(13,612,198)
Net cash used in investing activities	(13,166,081)	(446,117)	—	(13,612,198)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	—	—
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	(576,298)	14,618,029	—	14,041,731

Cash and cash equivalents
Beginning of period	1,085,474	2,203,556	—	3,289,030
End of period	$509,176	$16,821,585	$—	$17,330,761

16.                               Subsequent Event

On February 6, 2006, we announced our intentions to discontinue assembly operations at our McAllen, Texas facility and shift all operations to our Cincinnati, Ohio facility. In connection with this initiative we anticipate recording approximately $13.0 million of cost in 2006, of which                         million will be non-cash expenses.