Form 10-Q
period 2006-04-01
Wornick CO
filed 2006-05-16
CIK 1302977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-119336

The Wornick Company

(Exact name of registrant as specified in its charter)

Delaware	30-0225741
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4701 Creek Road, Suite 200, Cincinnati, Ohio	42542
(Address of principal executive offices)	(Zip Code)

(513) 794-9800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of The Exchange Act.

Large accelerated filer  ☐    accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

On May 7, 2006, one share of registrant’s common stock was outstanding.

THE WORNICK COMPANY

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Unaudited Condensed Consolidated Balance Sheet at December 31, 2005 and April 1, 2006

Unaudited Condensed Consolidated Statement of Operations for the thirteen weeks Ended April 2, 2005 and April 1, 2006

Unaudited Condensed Consolidated Statement of Cash Flows for the thirteen weeks Ended April 2, 2005 and April 1, 2006

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Forward-Looking Statements

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submissions of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I — Financial Information

Item I                                                                                Financial Statements

THE WORNICK COMPANY

Condensed Consolidated Balance Sheet

(Unaudited)

	December 31, 2005	April 1, 2006
Assets
Current assets
Cash and cash equivalents	$17,330,761	$3,007,761
Trade accounts receivable, net	19,186,813	14,962,723
Inventories	27,954,296	23,957,554
Prepaid expenses and other current assets	625,975	918,194
Deferred income taxes	1,403,035	1,403,035
Total current assets	66,500,880	44,249,267
Property and equipment, net	42,914,227	42,941,138
Goodwill	77,573,207	77,573,207
Intangible assets, net	17,128,127	15,954,481
Other noncurrent assets	5,054,735	4,663,061
Total assets	$209,171,176	$185,381,154
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	19,802,450	9,708,291
Accrued expenses	8,331,770	5,630,618
Accrued interest	6,276,896	2,878,463
Taxes payable	977,237	—
Total current liabilities	35,388,353	18,217,372
Deferred income taxes and other liabilities	4,022,627	4,475,137
Other liabilities	433,848	675,285
Long-term debt	125,000,000	125,000,000
Total liabilities	164,844,828	148,367,794
Commitments and Contingencies

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	37,732,680	37,774,449
Retained earnings (deficit)	6,593,668	(761,089)
Total stockholder’s equity	44,326,348	37,013,360
Total liabilities and stockholder’s equity	$209,171,176	$185,381,154

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

Condensed Consolidated Statement of Operations

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2005	January 1, 2006
	through	through
	April 2, 2005	April 1, 2006
Net sales	$58,832,215	$65,750,688
Cost of sales	52,383,525	61,278,441
Gross profit	6,448,690	4,472,247
Selling, general and administrative expenses	4,852,250	8,007,032
Operating profit/(loss)	1,596,440	(3,534,785)
Other (expense) income
Interest expense	(3,573,917)	(3,266,249)
Interest income	33,781	63,369
Other income, net	80,439	(154,462)
Total other expense	(3,459,697)	(3,357,342)
Loss before income taxes	(1,863,257)	(6,892,127)
Provision for income taxes	556,120	462,630
Net loss	$(2,419,377)	$(7,354,757)

The accompanying notes are an integral part of these consolidated financial statements.

THE WORNICK COMPANY

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2005	January 1, 2006
	through	through
	April 2, 2005	April 1, 2006
Cash flows from operating activities
Net income (loss)	$(2,419,377)	$(7,354,757)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	947,794	1,883,510
Amortization of intangibles and bond issuance cost	1,344,346	1,041,452
Deferred income tax expense	456,000	452,510
Other equity based compensation plans	(43,920)	41,769
Changes in assets and liabilities
Trade accounts receivable	1,314,849	4,224,090
Inventories	1,122,779	3,996,742
Prepaid expenses and other current assets	(608,669)	(292,219)
Other noncurrent assets	(21,710)	523,868
Trade accounts payable and accrued expenses	276,859	(12,795,311)
Accrued bond interest	(3,964,844)	(3,398,433)
Taxes payable	—	(977,237)
Other liabilities	—	241,437
Net cash used in operating activities	(1,595,893)	(12,412,579)
Cash flows from investing activities
Capital expenditures	(1,801,687)	(1,910,421)
Net cash used in investing activities	(1,801,687)	(1,910,421)
Cash flows from financing activities
Change in book overdrafts	108,550	—
Net cash provided by financing activities	108,550	—
Net (decrease) in cash and cash equivalents	(3,289,030)	(14,323,000)
Cash and cash equivalents
Beginning of period	3,289,030	17,330,761
End of period	$—	$3,007,761

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

2.               Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements, also referred to as our interim or unaudited “consolidated financial statements,” have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual amounts could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

3.               Restructuring (Exit) Cost

On February 6, 2006 we announced plans to relocate our assembly operations of our Right Away Division in McAllen, Texas to our Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify our logistics and reduce cost and delivery times to our customers. We anticipate that our consolidation will be completed at the end of the third quarter 2006.

We anticipate total pretax charges incurred to complete the restructuring will be approximately $4.1 million. Of the $4.1 million, $1.3 million will be paid out to the 244 employees (under pay to stay severance arrangements) currently located at our McAllen, Texas assembly facilities all of which we anticipate will be terminated upon completion of the consolidation. The remaining expenditures are related to accelerated depreciation on our property & equipment of approximately $2.8 million which we anticipate will be abandoned upon our exit from the McAllen.

During the thirteen weeks ended April 1, 2006 we recorded total pretax charges of $1,186,085, all of which was recorded in the RAD Segment. Of the $1,186,085 in pretax charges, $353,471 included in Selling, General and Administrative expense, was incurred related to employee pay to stay severance arrangements, none of which had been terminated as of April 1, 2006, and $832,614 related to accelerated depreciation on assets to be abandoned included in cost of goods sold.

A summary of the cost incurred related to the restructuring plan is as follows:

			Non-Cash
	12/31/2005	Charges	Charges	Payments	4/1/2006
Asset write-downs	$—	$832,614	$(832,614)	$—	$—
Employee cost	—	353,471	—	—	352,471
Remaining Liability	$—	$1,186,085	$(832,614)	$—	$352,471

4.               Supplemental Balance Sheet Information

Inventories

       A summary of inventories is as follows:

	December 31, 2005	April 1, 2006
Raw materials	$17,389,308	$16,100,254
Work in process	1,593,696	993,120
Finished goods	8,971,292	6,864,180
	$27,954,296	$23,957,554

Property and Equipment, Net

       A summary of property and equipment, net is as follows:

	December 31, 2005	April 1, 2006
Leasehold improvements	$1,784,800	$1,784,800
Machinery and equipment	30,166,266	31,751,732
Office equipment, fixtures and vehicles	2,640,021	2,640,021
Construction in progress	14,005,059	14,378,224
	48,596,146	50,554,777

Less: Accumulated depreciation and amortization	5,681,919	7,613,639
	$42,914,227	$42,941,138

Depreciation expense for the thirteen week periods ended April 2, 2005 and April 1, 2006 was approximately $948,000 and $1,884,000, respectively (See Note 11 for further details regarding accelerated depreciation changes).

5.                                      Intangible Assets

In connection with the acquisition described in Note 1, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date. The original value of these contracts was $24,170,000 and their useful lives range from three to eight years. Aggregate accumulated amortization of intangibles at December 31, 2005 and April 1, 2006 amounted to $7,041,873 and $8,215,519 respectively. Expense related to amortization of intangible assets for the thirteen week periods ended April 2, 2005 and April 1, 2006 amounted to $1,173,646, respectively.

Scheduled amortization of these assets is as follows:

April 2, 2006 through December 31, 2006	$3,520,934
2007	4,627,918
2008	4,856,248
2009	2,421,226
2010	496,296
Thereafter	31,859
$15,954,481

6.               Notes Payable and Long-term Debt

	December 31,	April 1,
	2005	2006

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$125,000,000

The Company also has a Revolving Loan Agreement which provides the Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events. Amounts outstanding under the Revolving Loan Agreements ($0 at December 31, 2005 and April 1, 2006) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (7.25% at December 31, 2005 and 7.75% at April 1, 2006) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company and its subsidiaries. The lien on such collateral is senior to the lien on the collateral that secures the Senior Secured Notes

The Senior Secured Notes are collateralized by substantially all assets and other property of the Company and its subsidiaries. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. Interest on the Senior Secured Notes is payable semi-annually.

Amounts due under the Senior Secured Notes and the revolving loan facility are subject to an intercreditor agreement. The Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations. At April 1, 2006 we were in compliance with all financial covenants.

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

7.             Income Taxes

The Company provides for income taxes utilizing the asset liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns. Tax rate changes are reflected in the period such changes are enacted. The Company recorded additional valuation allowances on deferred tax assets of approximately $453,000 during the period ended April 1, 2006 due to the indefinite reversal period related to goodwill amortization.

8.             Share Based Compensation Plan

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective adoption method, which requires the application of the accounting standard  on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption.  The adoption of this new accounting standard had no impact on the company’s consolidated financial statements for the period ended April 1, 2006 since there were no new awards issued or modified during this period.

Our parent company, TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. Certain members of our management and outside directors have received Class B interests. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Company, these awards are considered to be compensatory to our Company over the vesting period. Compensation expense related to these awards was $41,769 for the thirteen weeks ended April 1, 2006. For the period ended April 2, 2005 these compensation arrangements resulted in a benefit of $43,920 due to the recapture of previously expensed amounts resulting from the employment terminations of certain management members during the period.

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

During the period ended April 1, 2006 the RAD segment incurred $1,186,085 of restructuring related charges.

The Company’s sales by product line for the periods indicated are as follows:

	(Unaudited)
	Thirteen Week Period Ended
(in thousands of dollars)	April 2, 2005	April 1, 2006
DoD Sales
Meals Ready-to-Eat ("MRE")	$33,693	$32,979
Unitized Group Rations-A ("UGR-A")	14,585	16,332
Military Other	1,248	668
Total DoD sales	49,526	49,979
Co-manufactured	8,204	14,390
Specialty and Other	1,102	1,382
	$58,832	$65,751

During the thirteen week periods ended April 2, 2005 and April 1, 2006, the Company had one major customer, DoD, which accounted for approximately $49,526,000 and $49,979,000 or 84.2% and 76.0% of net revenue, respectively. Approximately $9,369,000 or 74.7% and $9,440,000 or 63.2%, of net receivables were attributable to this customer at April 2, 2005 and April 1, 2006, respectively.

Unaudited reportable operating segment financial information for the thirteen week periods ended April 2, 2005 and April 1, 2006, is as follows:

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
April 2, 2005	48,967,837	—	4,886,899	531,688	33,526,344	155,945
April 1, 2006	50,342,272		3,703,095	1,366,166	32,333,106	213
Prepared Foods
April 2, 2005	9,864,378	12,653,613	(2,236,284)	1,589,752	60,052,135	1,645,742
April 1, 2006	15,408,416	11,219,703	(776,568)	1,690,989	76,058,269	1,910,208
Corporate
April 2, 2005	—	—	(1,054,175)	170,700	111,521,825	—
April 1, 2006	—		(6,461,312)	(132,193)	102,040,551
Eliminations
April 2, 2005	—	(12,653,613)	—	—	(30,742,397)	—
April 1, 2006	—	(11,219,703)			(25,050,772)
Total Company
April 2, 2005	58,832,215	—	1,596,440	2,292,140	174,357,907	1,801,687
April 1, 2006	65,750,688	—	(3,534,785)	2,924,962	185,381,154	1,910,421

10.                               Condensed Consolidating Financial Information

The following information presents the unaudited condensed consolidating balance sheets at December 31, 2005 and April 1, 2006, the unaudited condensed consolidating statements of operations for the thirteen weeks ended April 2, 2005 and April 1, 2006, the unaudited condensed consolidating statements of cash flows for the thirteen weeks ended April 2, 2005 and April 1, 2006, respectively.

Condensed consolidated balance sheet at December 31, 2005 (unaudited);

		Subsidiary
	Parent	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$509,176	$16,821,585	$—	$17,330,761
Trade accounts receivable	4,891,849	14,294,964	—	19,186,813
Interdivision receivables	3,784,303	(3,784,303)	—	—
Inventories	12,043,759	15,910,537	—	27,954,296
Prepaid expenses and other current assets	234,304	391,671	—	625,975
Deferred income taxes	1,403,035	—	—	1,403,035
Total current assets	22,866,426	43,634,454		66,500,880
Investments in subsidiary guarantors	38,298,917	—	(38,298,917)	—
Property and equipment, net	36,850,845	6,063,382	—	42,914,227
Goodwill	77,573,207	—		77,573,207
Intangible assets, net	14,563,125	2,565,002		17,128,127
Other noncurrent assets	4,884,798	169,937	—	5,054,735
Total assets	$195,037,318	$52,432,775	$(38,298,917)	$209,171,176
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$9,743,912	$10,058,538	$—	$19,802,450
Accrued expenses	4,256,450	4,075,320	—	8,331,770
Accrued interest	6,276,896	—	—	6,276,896
Taxes payable	977,237	—	—	977,237
Total current liabilities	21,254,495	14,133,858	—	35,388,353

Deferred income tax and other liabilities	$4,022,627	—	—	$4,022,627
Other liabilities	433,848			433,848
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	150,710,970	14,133,858	—	164,844,828
Stockholder’s equity
Common stock	—	—	—
Additional paid-in capital	37,732,680	26,624,729	(26,624,729)	37,732,680
Retained earnings	6,593,668	11,674,188	(11,674,188)	6,593,668
Total stockholder’s equity (deficit)	44,326,348	38,298,917	(38,298,917)	44,326,348
Total liabilities and stockholder’s equity	$195,037,318	$52,432,775	$(38,298,917)	$209,171,176

Condensed consolidated balance sheet at April 1, 2006 (unaudited):

		Subsidiary
	Parent	Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	(1,623,817)	$4,631,578	$—	$3,007,761
Trade accounts receivable	5,311,844	9,650,879	—	14,962,723
Interdivision receivables	171,317	(171,317)	—	—
Inventories	13,765,963	10,191,591	—	23,957,554
Prepaid expenses and other current assets	318,656	599,538	—	918,194
Deferred income taxes	1,403,035	—	—	1,403,035
Total current assets	19,346,998	24,902,269	—	44,249,267

Investments in subsidiary guarantors	25,050,772	—	—	(25,050,772)
Property and equipment, net	38,037,876	4,903,262	—	42,941,138
Goodwill	77,573,207	—	—	77,573,207
Intangible assets, net	13,595,312	2,359,169	—	15,954,481
Other noncurrent assets	4,494,655	168,406	—	4,663,061
Total assets	178,098,820	$32,333,106	$(25,050,772)	$185,381,154

Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	5,548,420	$4,159,871	$—	$9,708,291
Accrued expenses	2,508,155	3,122,463	—	5,630,618
Accrued interest	2,878,463		—	2,878,463
Taxes payable	—	—	—	—
Total current liabilities	10,935,038	7,282,334	—	18,217,372

Deferred income taxes	4,475,137	—	—	4,475,137
Other liabilities	675,285	—	—	675,285
Long-term debt, excluding current maturities	125,000,000	—	—	125,000,000
Total liabilities	141,085,460	7,282,334	—	148,367,794
Stockholder’s equity
Common stock	—	—	—	—
Additional paid-in capital	37,774,449	26,624,729	(26,624,729	37,774,449
Retained earnings (deficit)	(761,089)	(1,573,957)	(1,573,957)	(761,089)
Total stockholder’s equity (deficit)	37,013,360	25,050,772	(25,050,772)	37,013,360
Total liabilities and stockholder’s equity	178,098,820	$32,333,106	$(25,050,772)	$185,381,154

Condensed consolidated statement of operations for the thirteen week period from January 1, 2005 through April 2, 2005 (unaudited):

	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$22,517,991	$48,967,837	$(12,653,613)	$58,832,215
Cost of sales	22,430,223	42,606,915	(12,653,613)	52,383,525
Gross profit	87,768	6,360,922	—	6,448,690
Selling, general and administrative expenses	3,378,227	1,474,023	—	4,852,250
Operating profit	(3,290,459)	4,886,899	—	1,596,440
Other income (expense)
Interest expense	(3,573,823)	(94)	—	(3,573,917)
Interest income	6,415	27,366	—	33,781
Executive/administration income (expense)	4,094,152	(4,094,152)	—	—
Other (expense) income, net	(70,692)	151,131	—	80,439
Equity in earnings of subsidiary guarantor	971,150	—	(971,150)	—
Total other income (expense)	1,427,202	(3,915,749)	(971,150)	(3,459,697)
Income before income taxes	(1,863,257)	971,150	(971,150)	(1,863,257)
Income tax expense	556,120	—	—	556,120
Net income	$(2,419,377)	$971,150	$(971,150)	$(2,419,377

Condensed consolidated statement of operations for the thirteen week period from January 1, 2006 through April 1, 2006 (unaudited):

	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$26,628,119	$50,342,272	$(11,219,703)	$65,750,688
Cost of sales	27,056,479	45,441,665	(11,219,703)	61,278,441
Gross profit	(428,360)	4,900,607	—	4,472,247
Selling, general and administrative expenses	6,809,520	1,197,512	—	8,007,032
Operating (loss) profit	(7,237,880)	3,703,095	—	(3,534,785)
Other income (expense)
Interest expense	(3,266,249)	—	—	(3,266,249)
Interest income	14,609	48,760	—	63,369
Executive/administration income (expense)	17,000,000	(17,000,000)	—	—
Other income(expense), net	(154,462)	—	—	(154,462)
Equity in earnings of subsidiary guarantor	(13,248,145)	—	13,248,145	—
Total other income (expense)	345,753	(16,951,240)	13,248,145	(3,357,342)
Income before income taxes	(6,892,127)	(13,248,145)	13,248,145	(6,892,127)
Income tax expense	462,630	—	—	462,630
Net income	$(7,354,757)	$(13,248,145)	$13,248,145	$(7,354,757

Condensed consolidated statement of cash flows for the thirteen week period from January 1, 2005 through April 2, 2005 (unaudited):

	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(2,419,377)	$971,150	$(971,150)	$(2,419,377)
Adjustments to reconcile net income to net
cash (used-in) operating activities:
Depreciation of property and equipment	621,940	325,854	—	947,794
Amortization of intangibles	967,812	205,834	—	1,173,646
Amortization of bond issuance cost	170,700	—	—	170,700
Equity in earnings of subsidiary guarantors	(971,150)	—	971,150	—
Deferred tax liability	456,000			456,000
Compensation for stock options	(43,920)			(43,920)
Changes in assets and liabilities
Trade accounts receivable	921,203	393,646	—	1,314,849
Interdivisional receivables/payables, net	3,608,293	(3,608,293)	—	—
Inventories	1,238,029	(115,250)	—	1,122,779
Prepaid expenses and other current assets	(290,057)	(318,612)	—	(608,669)
Other noncurrent asset	(9,642)	(12,068)	—	(21,710)
Trade accounts payable and accrued expenses	(882,894)	1,159,753	—	276,859
Accrued interest	(3,964,844)	—	—	(3,964,844)
Net cash (used in) operating activities	(597,907)	(997,986)	—	(1,595,893)
Cash flows from investing activities
Capital expenditures	(1,645,742)	(155,945)	—	(1,801,687)
Net cash (used in) investing activities	(1,645,742)	(155,945)	—	(1,801,687)
Cash flows from financing activities
Change in book overdraft	1,158,175	(1,049,625)		108,550
Net cash provided by (used in) financing activities	1,158,175	(1,049,625)	—	108,550
Net (decrease) in cash and cash equivalents	(1,085,474)	(2,203,556)	—	(3,289,030)
Cash and cash equivalents
Beginning of period	1,085,474	2,203,556	—	3,289,030
End of period	$—	$—	$—	$—

Condensed consolidated statement of cash flows for the thirteen week period from January 1, 2006 through April 1, 2006 (unaudited):

	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(7,354,757)	$(13,248,145)	$13,248,145	$(7,354,757)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	723,177	1,160,333	—	1,883,510
Amortization of intangibles and bond issuance cost	835,619	205,833	—	1,041,452
Equity in earnings of subsidiary guarantors	13,248,145	—	(13,248,145)	—
Deferred tax liability	452,510	—	—	452,510
Compensation expense for stock options	41,769	—	—	41,769
Changes in assets and liabilities				—
Trade accounts receivable	(419,996)	4,644,086	—	4,224,090
Interdivisional receivables/payables, net	3,612,986	(3,612,986)	—	—
Inventories	(1,722,204)	5,718,946	—	3,996,742
Prepaid expenses and other current assets	(84,352)	(207,867)	—	(292,219)
Other noncurrent asset	522,337	1,531	—	523,868
Trade accounts payable and accrued expenses	(5,943,786)	(6,851,525)	—	(12,795,311)
Accrued interest	(3,398,433)	—	—	(3,398,433)
Taxes payable	(977,237)	—	—	(977,237)
Other liabilities	241,437	—	—	241,437
Net cash used in operating activities	(222,785)	(12,189,794)	—	(12,412,579)
Cash flows from investing activities
Capital expenditures	(1,910,208)	(213)	—	(1,910,421)
Net cash used in investing activities	(1,910,208)	(213)	—	(1,910,421)
Net increase in cash and cash equivalents	(2,132,993)	(12,190,007)	—	(14,323,000)
Cash and cash equivalents
Beginning of period	509,176	16,821,585	—	17,330,761
End of period	$(1,623,817)	$4,631,578	$—	$3,007,761

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

Restructuring

On February 6, 2006 we announced plans to relocate our assembly operations of our Right Away Division in McAllen, Texas to our Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify our logistics and reduce cost and delivery times to our customers. We anticipate that our consolidation will be completed at the end of the third quarter 2006 and will provide us with annual cost savings of approximately $10 million going forward.

We anticipate total pretax charges incurred to complete the restructuring will be approximately $4.1 million and will invest additional capital spending of approximately $10.5 million to build-out these relocated assembly operations at our Cincinnati, Ohio location. Of the $4.1 million, $1.3 million will be paid out to the 244 employees (under pay to stay severance arrangements) currently located at our McAllen, Texas assembly facilities all of which we anticipate will be terminated upon completion of the consolidation. The remaining expenditures are related to accelerated depreciation on our property & equipment of approximately $2.8 million which we anticipate will be abandoned upon our exit from the McAllen facilities.

During the thirteen weeks ended April 1, 2006 we recorded total pretax charges of $1,186,085. Of the $1,186,085 in pretax charges, $353,471 included in Selling, General and Administrative expense, was incurred related to employee pay to stay severance arrangements, none of which had been terminated as of April 1, 2006, and $832,614 related to accelerated depreciation on assets to be abandoned included in cost of goods sold. We anticipate that majority of the liabilities incurred will occur during the second and third quarters of 2006 and will be settled during the same time period with funds from operations and temporay borrowings against our working line of capital. For more information related to our restructuring liabilities, see Note 11 in our financial statements for a reconciliation of liabilities at April 2, 2006.

In addition, we expect to incur approximately $900,000 of cost in connection with the relocation of inventory and other assets as well as the conversion of our Cincinnati facilities to absorb these assembly operations. These cost do not qualify as restructuring (exit) cost as they have or will be incurred to benefit future periods. They are however non recurring cost that will impact our 2006 operations. During the period ended April 1, 2006 we incurred approximately $192,000 of such cost which are included as a component of selling, general and administration.

Results of Operations

Comparison of the thirteen weeks ended April 1, 2006 to the thirteen weeks ended April 2, 2005

Net Sales.   Our net sales for the thirteen weeks ended April 1, 2006 were $65.8 million, representing an increase of approximately $6.9 million, or 11.8%, compared to net sales of $58.8 for the thirteen week period ended April 2, 2005. The increase in net sales resulted primarily from increased co-manufacturing sales of approximately $6.2 million. Sales to the Department of Defense (“DoD”) increased modestly by approximately $453,000, with the remaining increase due to specialty and other miscellaneous sales of approximately $279,000.

Gross Profit.   Our gross profit for the thirteen weeks ended April 1, 2006 was $4.5 million, representing a decrease of approximately $2.0 million, or 30.6%, compared to gross profit of $6.5 million for the thirteen weeks ended April 2, 2005. Gross profit decreased for the thirteen weeks ended April 1, 2006 due to increased cost related to additional depreciation of approximately $936,000 ($832,000 related to McAllen, Texas due to consolidation of facilities and $104,000 related to additional equipment placed in service), and unfavorable variances of approximately $1.1million, $600,000 of which was primarily in support of DoD surge shipments of MRE and UGR-A orders and startup inefficiencies on new co-manufacturing initiatives and $500,000 of which related to an increase in our valuation allowance related to our spare parts on hand which supports our manufacturing operations.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses were $8.0 million for the thirteen weeks ended April 1, 2006 as compared to $4.9 million for the thirteen weeks ended April 2, 2005, representing an increase of $3.2 million. The increase in selling, general and administrative expenses was attributable to increased employee related cost for additional headcount, salary and wages increases and increased cost of fringe benefits of approximately $2.5 million, increased corporate administration cost of  approximately $1.0 million associated with maintaining the new corporate facility, Professional and consulting services, Advertising and promotion expenditures (offset by savings at our McAllen, Texas facility) and approximately $353,000 of severance and $192,000 of conversion costs for our ongoing Cincinnati operations in connection with the relocation of the Texas assembly operation.

Operating Profit.   As a result of the foregoing discussions above on the impact gross profit and selling, general and administrative expenses, for the thirteen weeks ended April 1, 2006 we incurred an operating loss of approximately $3.5 million, representing a decrease of $5.1 million compared to our operating profit of $1.6 million for the thirteen weeks ended April 2, 2005.

Interest Expense.   Our interest expense for the thirteen weeks ended April 1, 2006 was approximately $3.3 million, representing a decrease of $308,000 as compared to interest expense of $3.6 million for the thirteen weeks ended April 2, 2005. The decrease is due primarily to interest cost on advances under our revolving line of credit during the thirteen week period ended April 2, 2005 that did not recur in 2006.

Interest Income.   Our interest income for the thirteen weeks ended April 1, 2006 was approximately $63,000 as compared to interest income of $34,000 for the thirteen weeks ended April 2, 2005. The increase in interest income is due to higher interest earned on average daily balances maintained in fiscal 2006 as compared to fiscal 2005.

Other Income (Expense), Net.   Our other expense, net for the thirteen weeks ended April 1, 2006 was approximately $154,000 representing a decrease of $235,000 as compared to other income, net of approximately $80,000 for the thirteen weeks ended April 2, 2005. The decrease in other income (expense), net is attributable to no VE income being earned in fiscal 2006 as compared to fiscal 2005 and the additional recording of approximately $80,000 in additional amortization expense associated with asset retirement obligations on machinery and equipment located within leased facilities.

Income Tax Expense.   Expenses related to federal, state and local taxes for the thirteen weeks ended April 1, 2006 was approximately $463,000 as compared to $556,000 for the thirteen weeks ended April 2, 2005. No tax benefit has been recognized associated with the operating losses as management believes that it is more likely than not that these tax benefits will not be realized based on the existing uncertainty whether the Company will generate future taxable income due to ongoing additional tax deductions related to goodwill amortization. As such, we have recorded approximately $453,000 of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to Goodwill amortization.

Net Income (loss).   As a result of the foregoing, we had net losses of approximately $7.4 million for the thirteen weeks ended April 1, 2006, representing a decrease to net income of approximately $4.9 million compared to the net loss of approximately 2.4 million for the thirteen weeks ended April 2, 2005.

Operating Segment Results

Comparison of the thirteen weeks ended April 1, 2006 to the thirteen weeks ended April 2, 2005

Net Sales.   Net sales for our Right Away Divison (“RAD”) segment increased by approximately $1.4 million primarily due to an increase in sales to the DoD $1.1 million (decreased MRE sales $714,000, increased UGR-A sales $1.7 and other military sales of approximately $60,000) and sales of specialty and other of approximately $421,000. Net sales for our Prepared Foods Division (“PFD”) increased approximately $5.5 million (excluding inter-segment sales of approximately $11.2 million and $12.7 million for the thirteen week periods ended April 1, 2006 and April 2, 2005, respectively). The increase in sales was primarily attributable to increased co-manufacturing sales of approximately $6.2 million and offset by lower tray pack sales to the DoD of $640,000.

Operating Profit.   Profit from operations decreased by approximately $1.2 million for the RAD segment for the thirteen weeks ended April 1, 2006 as compared to April 2, 2005. The net decrease in profit from operations was primarily the result of accelerated depreciation expenses of approximately $832,000 related to our decision to relocate our assembly operations from McAllen, Texas to Cincinnati, Ohio and approximately $353,000 related to pay to stay severance arrangements. Profit from Operations increased by approximately $1.5 million for the PFD segment for the thirteen weeks ended April 1, 2006 as compared to the thirteen weeks ended April 2, 2005. The increase in operating profit is primarily attributable to approximately $2.0 million in selling, general and administrative expenses transferred to the new corporate headquarters and offset by approximately $509,000 in additional spare parts expense.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating, investing and financing activities and our capital expenditures for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

	13 Week	13 Week
	Period Ended	Period Ended
	April 2, 2005	April 1, 2006
Net cash provided by (used-in):
Operating activities	$(1,595,893)	$(12,412,579)
Investing activities	(1,801,687)	(1,910,421)
Financing activities	108,550	—
Capital expenditures	(1,801,687)	(1,910,421)

Operating Activities. Net cash used in operating activities was approximately $12.4 million and $1.6 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Cash generated from operating activities decreased during the first thirteen weeks of 2006 as compared to 2005 due primarily to payments made against outstanding current trade accounts payable of $12.8 million resulting from increased fourth quarter 2005 working capital requirements and income taxes payments of approximately $1.0 million offset by increased receivables from co-manufacturing customers and uses of working capital assets.

Investing Activities. Net cash used in investing activities was approximately $1.9 million and $1.8 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively and primarily attributable to capital expenditures in support of additional capacity and improvement of both military and co-manufacturing lines as well as infrastructure.

Financing Activities.   For the thirteen week period ended April 1, 2006 there were no cash flows from financing activities since there was no activity on our line of credit and we have funded all capital expenditures with cash from operations. For the thirteen week period ended April 2, 2005, we were in a cash overdraft position due to timing differences between funding inventory and collection of receivables related to UGR-A orders shipped at the end of the first thirteen weeks of 2005.

Long-Term Debt Expenditures.   In connection with our $125 million Senior Secured Notes and our  working capital facility, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis. We incurred approximately $3.3 million of interest expense (including bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the thirteen week period ended April 1, 2006. To the extent we have borrowings outstanding under our working capital facility, we will have additional cash interest payments. Our borrowings against our working capital facility was $0 at April 1, 2006.

The indenture governing the Senior Secured Notes, and our working capital facility, impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition, our new working capital facility requires us to meet certain financial ratios and financial condition tests. At April 1, 2006, we were in compliance with all covenants related to our Senior Secured Notes and working capital facility.

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

We expect our remaining capital expenditures in 2006 to be approximately $13.0 million, primarily related to support plant renewal and consolidations, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility. As of April 1, 2006, we had no borrowings under the working capital facility.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations, our revolving line of credit facility and our anticipated growth, we believe that the cash flows generated by operations and our revolving line of credit will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our potential use of variable rate debt ($0 at April 2, 2006). Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our fiscal year 2006 and 2005 purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk. In addition, because our customary contract terms pass through increase in cost of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk. Other than with respect to potential hedges on sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk. We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates. We had no exposure to variable rates at April 1, 2006. We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen week period ended April 1, 2006, constituting the Company’s latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

THE WORNICK COMPANY
(Registrant)

Date: May 16, 2006	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2006	By:	/s/ Brian A. Lutes
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)