Form 10-Q
period 2007-06-30
Wornick CO
filed 2007-08-14
CIK 1302977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 NOTIFICATION OF LATE FILING

(Check one):	☐ Form 10-K	☐ Form 20-F	☐ Form 11-K	☒ Form 10-Q	☐ Form 10-D
	☐ Form N-SAR	☐ Form N-CSR

	For Period Ended:	June 30, 2007
☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR
For the Transition Period Ended:

Read Instructions (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

The Wornick Company
Full Name of Registrant

Former Name if Applicable

4700 Creek Road
Address of Principal Executive Office (Street and Number)

Cincinnati, Ohio 42542
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth;

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

(Attach extra Sheets if Needed)

The Company is unable to file its Form 10-Q for the quarterly period ended June 30, 2007, within the prescribed time because of delays in completing the preparation of its financial statements and related disclosure.  Due to the reasons previously disclosed in the Form 12b-25 filed on April 2, 2007 and May 15, 2007 and in the Company’s Current Reports on Form 8-K filed on April 16, 2007, May 7, 2007, and July 19, 2007 (which are incorporated herein by reference), the Company has determined that it will not be in a position to file the Form 10-Q within the 5-day extension period provided under Rule 12b-25.  The Company is unable to provide an anticipated filing date at this time.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

	Jon P. Geisler	(513)	794-9800
	(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If answer is no, identify report(s).

Form 10-K for the year ended December 31, 2006.
	Form 10-Q for the fiscal period ended March 31, 2007.		☐ Yes ☒ No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☒ Yes ☐ No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The Company anticipates that it will report significant changes in its results of operations for the quarterly period ended June 30, 2007 compared to the second quarter of 2006.  At this time, the Company is unable to provide a reasonable estimate of its results due to additional time required by the Company to prepare its financial statements and related disclosure.

The Wornick Company

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date	August 14, 2007	By	/s/ Jon P. Geisler
			Name:	Jon P. Geisler
			Title:	Chief Executive Officer and President

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).